Form 10KSB
period 2001-12-31
MOUNTAIN STATES LENDING INC
filed 2002-04-05
CIK 1157004

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2001

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 333-67174

                         MOUNTAIN STATES LENDING, INC.
            ------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Colorado                                     84-1153946
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

            7435 East Peakview Avenue, Englewood, Colorado 80111
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (303) 740-5455

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 15, 2002, 3,800,000 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was undeterminable because the stock was not yet trading.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,188,112.

Documents incorporated by reference:  None.

                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     Mountain States Lending, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when we started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2001, we filed articles of amendment with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc.

     During June 2001 we formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a 50/50 partnership named EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing seven undeveloped lots in Aurora, Colorado. The lots were purchased for a total purchase price of $250,000. Our share of $125,000 was paid using $45,000 from working capital and borrowing $80,000 from affiliates of Timothy J. Brasel. Once the infrastructure is in place we intend to install pre-manufactured homes on the lots and then sell the homes. As of April 1, 2002, we have not generated any revenues through EagleSpan Homes, LLC.

MORTGAGE LOAN BUSINESS

     Our business to date has been providing first and second mortgage financing for borrowers wishing to purchase or refinance a home. We act as a broker to obtain this financing through our network of approximately 100 banks and wholesale mortgage lending institutions. In June 1999, we received approval from the Department of Housing and Urban Development to originate government insured loans with the Federal Housing Authority.

     We offer a full spectrum of mortgage loan financing options including conventional loans, FHA loans, VA loans, jumbo loans, construction loans, non-conforming loans, and sub-prime loans.

     Conventional loans are loans that conform to the underwriting guidelines set forth by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. FNMA and FHLMC are two of the largest major secondary market facilities that buy conventional loans. During 2001, these loans comprised approximately 45% or our business.

     Jumbo, non-conforming and sub-prime loans are loans that do not conform to FNMA or FHLMC underwriting guidelines. Jumbo loans are typically involve loan amounts over $275,000. Non-conforming loans are, for example, loans for borrowers who are self-employed and may not be able to verify their income. Sub-prime loans are generally loans for borrowers with less that perfect credit. All of these loans in the aggregate comprised approximately 29% of our business in 2001.

     FHA loans are insured by HUD and typically allow for a 3% down payment and generally have less stringent underwriting guidelines than either FNMA or FHLMC. During 2001, FHA loans comprised approximately 22% of our business.

     VA loans are guaranteed by the Veterans Administration. These loans are available to most retired and active duty military personnel and usually allow for no down payment when purchasing a home. During 2001, VA loans comprised approximately 4% of our business.

     We intend to generate revenues in the mortgage segment of our business by the following means:

     1. We charge the borrowers a loan origination fee at the time of the loan closing. The amount of the fee is negotiated between us and the borrower and depends in part upon the borrower's qualifications, and the circumstances of the loan. A loan origination fee is common in the industry and usually varies between 0% and 2%, with 1% currently being the typical charge.

     2. Since we do not fund the loans we originate, we pre-sell the loans to wholesale lenders and we usually receive a premium of approximately 1%, but it can range from 0% to 4%. This is sometimes referred to as a yield spread premium or service release premium. The service release premium is a payment for relinquishing the rights to service the loan to someone else.

     3. We usually charge each borrower a processing fee of $350 at the loan closing to help offset the expense of having an in-house processing staff.

     4. Sometimes we charge loan discount points if the borrower desires a lower interest rate or for other reasons. These typically range from 0% to 2% of the loan amount, and we usually share this fee with the actual lender.

     Approximately 70% to 75% of our loans are originated by our five independent loan officers, and we pay them between 70% to 85% of these fees as commissions. Each loan officer signs an agreement with the us which provides the amount of compensation paid and that the loan officer will only originate loans for Mountain States Lending. The agreements also state that the loan officers are independent contractors. Our President, who also originates loans, does not receive a commission but his compensation is based somewhat on his production as described in the Management section of this Form 10-KSB. Based on our experience, an experienced loan officer should originate and close 40 or more loans per year.

MANUFACTURED HOMES BUSINESS

     During June 2001, we established a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. We have decided that we will purchase homes from Heritage Homes of Nebraska, Inc., a manufactured homes builder located in Wayne, Nebraska. These homes are built in modern production facilities under strict supervision. A manufactured homes builder is generally able to purchase materials below the cost of what local builders pay due to the volume of business they do. They are also able to work every day regardless of the weather since they build the homes indoors. These and other factors allow the manufactured homes builder to produce homes for a price significantly below what site-built home builders can, and the quality will meet or exceed the quality of comparable priced site-built homes.

     Modular homes define the system of building a conventional home in sections for a specific customer and site. A new modular home is built with the latest technology, yet it does have some limitations such as size. Each modular section must be transported on roadways, therefore the maximum width is limited per section. Some manufacturers also have standardized construction features and techniques and cannot vary the systems. We intend to use Heritage Homes to build the homes for at least our first project. They specialize in homes in the 1000 to 2800 square foot range.

     Before the home is delivered to the lot, the foundation and other site-work must be completed. When the home is delivered either a crew from the manufacturer or a crew hired by us will set the sections of the house onto the foundation and bolt them together. Then a crew will trim out the connections between the modules, such as carpet seaming at the doorways, siding on the end of the home, and mating wall doors. Someone will also hook up the utilities and install the ductwork, furnace and air conditioner in the basement, finish outside stoops, steps, concrete work, yard work and the garage.

     We intend to purchase undeveloped lots throughout the Denver metro area with a focus on Aurora and the Bennett Watkins area about 20 miles east of Denver. For our first project, we formed a 50/50 partnership with a nonaffiliated entity and purchased 7 undeveloped lots in Aurora, Colorado for $250,000. Our one-half of the investment was financed with an $80,000 loan from affiliates of Timothy J. Brasel and $45,000 from working capital. All costs and profits will be split 50/50 with our partner. The lots have been zoned for single family homes and manufactured homes are allowed. Before we can install our first home, we must first complete the roads, sewer, water and utilities. We are currently accepting bids for this work.

     We have held discussions with several Denver area banks and we believe that we will be able to obtain 100% financing for the construction of 3 to 4 manufactured homes at one time. We plan to start with one home from Heritage Homes, which we will select, setup and complete before we attempt to sell it. As we are able to start selling these completed homes, we will buy additional homes.

     Mr. Brasel will work with local real estate agents that are familiar with the areas where we plan to purchase the lots and build the homes. The listing real estate broker will then prepare the sales material and handle the sales campaign for the individual homes.

     We will use a portion of the proceeds of our initial public offering to purchase lots, and the balance necessary to purchase the lots will be financed from working capital and loans from shareholders on terms similar to the terms of the loans we have made previously. The purchase of the homes and the cost of preparing the site for the home will be financed with bank loans that are personally guaranteed by Mr. Brasel. Based on recent conversations with several banks in the Denver area, we believe that we can find banks that will loan 100% of the purchase of a manufactured home and the site work if the lots are paid for.

     We intend to start with homes that will sell in the $240,000 to $250,000 price range. Assuming that the market for manufactured homes in this price range does not deteriorate significantly, we expect to build and sell at least seven homes during the 12 months following the completion of this offering. There is, of course, no assurance that the market will remain strong and that we will be able to build and sell this many homes.

     We have been holding discussions with several Denver homebuilders for the purpose of selecting someone who would perform all of the services necessary to complete the building of the homes and prepare them for sale. The builder would prepare the lot which would include any excavation work, building the foundation, adding the water well and septic system if necessary, setting up the utilities, and building a garage if necessary. The builder would obtain all necessary permits and the certificate of occupancy. Once the builder has set the home on the site, he would tie in all utilities, finish the interior and exterior, make any repairs necessary, stitch the house together and add any porches or decks. He would do a rough grade of the lot and add any exterior concrete such as sidewalks and driveways.

     We will offer an incentive to buyers to finance their purchase of a home through our mortgage financing business.

     Timothy J. Brasel, a director of Mountain States Lending and President of Mountain Eagle Homes, is the person primarily responsible for conducting the manufactured homes segment of our business. If we are successful in this business, we intend to have a full-time person to run this segment of our business.

     Mr. Brasel has limited experience in the real estate business. He has purchased and sold with a partner four apartment buildings and two office buildings, and he has built several homes for sale. He currently owns one apartment building, one shopping center and several homes. He sold real estate in Iowa for two years before moving to Colorado in 1982 and he currently holds a real estate license for Colorado but he has put it on inactive status.

EMPLOYEES

     We presently have five full-time employees. In addition, five full-time loan officers currently work for Mountain States Lending as independent contractors.

RISK FACTORS

     Investors in our shares should carefully evaluate all information in this Report and, in particular, the following risk factors:

     1. WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN INVESTMENT DECISION. We started operations in May 1998 when Mark Massa, who had previously spent over 6 years working as an independent mortgage broker, decided to obtain office space, hire employees and loan officers, and begin originating loans in the company's name. We have not commenced any operations in the manufactured homes segment of our business. Because we have such a limited operating history, it is difficult to evaluate our business and our prospects, particularly in the manufactured homes segment.

     2.  WE FACE STRONG COMPETITION, WHICH COULD HARM OUR BUSINESS.   We will
compete with other mortgage bankers, state and national banks, thrift institutions and insurance companies for loan originations. The net worths of these competitors range from approximately $25,000 for small loan brokers to in excess of $100 million for large mortgage bankers. Many of these organizations have more experience in the mortgage origination business and may be better known and have more customers than we do. We may also be at a disadvantage with many of our competitors because we do not have our own financing for the loans we originate. Instead we act as a broker for our network of approximately 100 banks and wholesale mortgage lending institutions.

     If we are able to enter into the manufactured homes business, we will be competing with home builders of all sizes. We may be unable to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

     3. THERE IS NO MARKET FOR OUR SHARES. We are currently attempting to list our common stock on the OTC Bulletin Board. We can provide no assurance that we will be successful getting our stock listed, and even if we do, there is no assurance that a market will develop in our common stock. Thus, shareholders have substantial risk that they may never be able to sell their shares. We also have no agreement with any broker/dealer to act as a market maker for our shares, and there is no assurance that we will be able to find a market maker.

     4. IF WE LOSE MARK MASSA, OUR MORTGAGE ORIGINATION BUSINESS WILL BE ADVERSELY AFFECTED.

     The operation and growth of our mortgage origination business will be substantially dependent on the effective service of our President, Mark Massa, the person who developed the business to the point where it is today. We do not have an employment agreement with Mr. Massa and we do not intend to purchase "key person" life insurance on Mr. Massa. The loss of the services of Mr. Massa would have a material adverse effect upon our planned business, results of operation and financial condition.

     5. OUR ABILITY TO OPERATE OUR MORTGAGE FINANCING BUSINESS WILL DEPEND ON ECONOMIC CONDITIONS OF THE DENVER METROPOLITAN AREA. The results of our mortgage financing business will depend primarily upon the ability of our employees and the independent loan officers to originate mortgage loans. This ability, in turn, is substantially dependent upon current interest rate levels which affect the degree to which consumers obtain new loans and refinance existing loans. For example, loan origination activity is generally greater in a period of declining interest rates. Economic conditions in the Denver metropolitan area also will have a significant effect on the residential housing market and, therefore, on our loan origination activity. The housing market in the Denver area has been strong for the last ten years. There can be no assurance that such favorable economic conditions will continue.

     6. THE SUCCESS OF OUR MANUFACTURED HOMES BUSINESS WILL DEPEND UPON OUR ABILITY TO FINANCE THE CONSTRUCTION OF THE HOMES AND THE ABILITY OF CONSUMERS TO FINANCE THE PURCHASE OF THE HOMES. We will need to obtain bank financing for the construction of the homes and our customers will need to obtain mortgage financing for their purchase of the homes. The availability, interest rate and other costs of such financing are dependent on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Interest rates for manufactured home loans are sometimes higher than loans for site-built homes. Additionally, manufactured home financing is at times more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for manufactured homes will continue to be available on satisfactory terms. If such financing were to become unavailable, such unavailability would have a material adverse effect on our results of operations.

     7. WE MAY HAVE TROUBLE OBTAINING LOTS WHERE WE CAN PLACE MANUFACTURED HOMES. Manufactured housing communities and individual home placements are subject to local zoning ordinances, building codes, and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas. There can be no assurance that we will be able to find an adequate number of lots where manufactured homes can be built.

     8. WE MAY BE UNABLE TO OBTAIN MANUFACTURED HOMES FROM THE MANUFACTURER ON A TIMELY BASIS. Our business will depend on the ability to obtain delivery of the manufactured homes on a timely basis. If we are unable to do so, our business will be adversely effected and we may lose potential customers.

     9. NO DIVIDENDS ARE ANTICIPATED TO BE PAID IN THE IMMEDIATE FUTURE. We have not paid any dividends on any of our outstanding common stock to date and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all working capital and earnings, if any, to finance the operations of our business and to expand our business.

     10. POSSIBLE FUTURE ISSUANCES OF STOCK BY US WOULD HAVE A POTENTIAL ANTI-TAKEOVER EFFECT. We have authorized capital stock of 20,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. As of the date of this Prospectus, there were 3,550,000 shares of common stock issued and outstanding. Although, other than as disclosed herein, there are no present plans, agreements or undertakings with respect to our issuance of any shares of stock or related convertible securities, the issuance of any such securities by us could have anti-takeover effects insofar as such securities could be used as a method of discouraging, delaying or preventing a change in our control. Such issuance could also dilute the public ownership of us. Inasmuch as we may, in the future, issue authorized shares of common stock or preferred stock without prior stockholder approval, there may be substantial dilution to the interests of our stockholders. However, given that we are authorized to issue more stock, there can be no assurance that we will not do so. In addition, a stockholder's pro rata ownership interest in us may be reduced to the extent of the issuance and/or exercise of any options or warrants relating to the common stock or preferred stock. The issuance of additional shares of common stock may have the effect of rendering more difficult or discouraging an acquisition or change in our control.

     11. CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS DISCOURAGE A CHANGE IN CONTROL OF OUR COMPANY. As previously noted, pursuant to the certificate of incorporation, the board of directors has the authority to issue up to 5,000,000 shares of preferred stock without action by our stockholders in one or more series having such preferences, rights and other provisions as the board of directors may designate in providing for the issuance of such series. The preferred stock may have rights or preferences superior to those of the common stock. The certificate of incorporation and bylaws contain provisions which may discourage certain transactions which involve an actual or threatened change in our control.

     12. OUR CERTIFICATE OF INCORPORATION PROVIDES INDEMNIFICATION AND LIMITATION OF DIRECTORS' LIABILITY. We currently do not have officer and director liability insurance and no assurances can be given that such insurance will be obtained by us due to the expense of such coverage or, if applied for, that we will qualify for such insurance. Our certificate of incorporation contains a provision eliminating the liability of a director to us or our stockholders for monetary damages for any breach of duty in such capacity, except for liability (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 7-108-40 of the Colorado Business Corporation Act, or (iv) for any transaction from which the director derived an improper personal benefit. We have been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the securities laws, that such provisions are against public policy as expressed in the securities laws and are therefore unenforceable.

     13. THE STOCK IS CONSIDERED A PENNY STOCK AND INVESTORS MAY EXPERIENCE DIFFICULTY IN RESELLING THE SHARES. Our shares will be subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell our shares in the secondary market. In addition, many states do not allow or place severe restrictions on the resale of penny stocks.

     14. SHARES ELIGIBLE FOR FUTURE SALE. We currently have 3,800,000 shares outstanding and the following is a breakdown of these shares:

          Free Trading                                250,000 Shares
          Restricted:
            Eligible for sale under Rule 144
             commencing May 24, 2002                3,550,000 Shares

     We are unable to predict the effect that sales made in this offering or under Rule 144 may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of these or other shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease a 2,400 square foot office condominium unit in Englewood, Colorado from a limited liability company owned by Mark Massa, our President. The monthly lease payments are $4,000. The lease expires on September 1, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock has not commenced trading as of the date of filing of this Form 10-KSB. A broker/ dealer/ has agreed to list the Company's Common Stock on the OTC Bulletin Board, but there is no assurance that the Common Stock will be listed.

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 1, 2002, was 96.

     DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2001, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, financial and business challenges making it more difficult than expected to sell our services. We may be unable to hire and retain our key sales, and management personnel; there may be other material adverse changes in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by Mountain States Lending, Inc. pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000.

     Our revenues increased from $840,564 in the year ended Decemnber 31, 2000 to $1,188,112 in the year ended December 31, 2001, a 41% increase. The increase was due to the increase in loan closings. During the year ended December 31, 2000, we closed 229 loans and during the year ended December 31, 2001, we closed 354 loans.

     The cost of loan activities increased from $379,312 in the year ended December 31, 2000, to $568,807 in the year ended December 31, 2001, a 50% increase. This cost primarily represents the amounts paid as commissions to the loan officers, and this amount increases as the number of loans closed increases. Mark Massa, our President, originates approximately 25% to 30% of our loans and his salary and bonuses are included under the salaries line item in operating expenses. The remaining loans were originated by independent loan officers and their commissions are included in the "cost of loan activities" line item.

     Our operating expenses increased from $307,666 in the year ended December 31, 2000 to $625,047 in the year ended December 31, 2001, a 103% increase. This increase was due to costs associated with the increased level of loan activity. This amount also includes the compensation paid to our President which increased from $202,699 in 2000 to $273,000 in 2001. We added one person in the administrative staff during 2001.

     We had a net loss of $(39,642) in the year ended December 31, 2001 compared to a net income of $151,293 in the year ended December 31, 2000. The loss was attributable in part to the large increase in salaries, payroll taxes and benefits in 2001 as compared to 2000. In addition, the Company recognized a one-time loss on investment of $26,768 on January 1, 2001 in connection with the termination of the Company's S Corporation election.

     YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999.

     Our revenues increased from $502,377 in the year ended December 31, 1999 to $840,564 in the year ended December 31, 2000, a 67% increase. The increase was due to the increase in loan closings, which in turn was due primarily to the increase in the number of loan officers originating loans. We had 5 loan officers on December 31, 1999 and 8 loan officers on December 31, 2000.
During the year ended December 31, 1999, we closed 145 loans and during the year ended December 31, 2000 we closed 229 loans.

     The cost of loan activities increased from $212,442 in the year ended December 31, 1999, to $379,312 in the year ended December 31, 2000, a 79% increase. This cost primarily represents the amounts paid as commissions to the loan officers, and this amount increases as the number of loans closed increases. Mark Massa, our President, originates approximately 25% to 30% of our loans and his salary and bonuses are included under the salaries line item in operating expenses. The remaining loans were originated by independent loan officers and their commissions are included in the "cost of loan activities" line item.

     Our operating expenses increased from $254,371 in the year ended December 31, 1999 to $307,666 in the year ended December 31, 2000, a 21% increase.
This increase was due to cost associated with the increased level of loan activity including an increase in administrative staff supporting the business. We added one person in the administrative staff early in 2000.

     Our net income increased from $39,107 in the year ended December 31, 1999 to $151,293 in the year ended December 31, 2000, a 287% increase. The increase in net income was due to the increase in loan closings.

     During the year ended December 31, 2000, we had a total of ten transactions in securities we owned resulting in a gain of $1,110. The details of these transactions are as follows: We sold 2,000 shares of Beechport Capital Corp. that we had owned since 1998 for a gain of $310. We sold 500 shares of Hollis Eden Pharmaceuticals that we had owned since 1998 for a loss of $247. We purchased a total of 8,500 shares of eMedSoft.com for a total cost of $57,970 and we sold 4,000 of these shares for net proceeds of $30,392 resulting in a net gain on sales of eMedSoft.com shares of $1,047.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital was $(70,216) at December 31, 2001, compared to $14,766 at December 31, 2000.

     Net cash provided by operating activities for the year ended December 31, 2001 was $7,159 compared to $154,006 for the prior year. The decrease was due primarily to the net loss of $(39,642) for the year ended December 31, 2001.

     Net cash used in investing activities increased from $13,948 in 2000 to $199,922 in 2001. Of this amount, $137,500 represented an investment in the Company's subsidiary.

     During the year ended December 31, 2000 we reported net cash used in financing activities of $134,696 as compared to net cash provided by financing activities of $236,177 in the year ended December 31, 2001. The primary reason for the increase in cash provided by financing activities in 2001 was that we received $105,000 from the sale of stock and $135,000 from a loan from a shareholder.

     With respect to the manufactured homes segment of our business, we intend to seek bank financing for the purchase price of the homes and for the site preparation work. Timothy J. Brasel has agreed to personally guarantee the loans. We intend to start with one home, and when we have an agreement to sell that home we will start purchasing another one. During the next twelve months, we don't intend to have more than two homes for sale at any one time. Based on recent conversations with several banks in the Denver area, we believe that we can find banks that will loan 100% of the purchase of a manufactured home and the site preparation work so long as we have paid for the lots.

     As of the date of this Report we have not made any commitments for the purchase of homes. If we are able to sell our homes for a profit, we expect to reinvest the cash flow generated to further develop this business.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-13 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                               PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

        Name              Age              Positions and Offices Held
        ----              ---              --------------------------

     Mark E. Massa        43       President and Director of Mountain States
                                   Lending and Director of Mountain Eagle
                                   Homes, Inc.

     Timothy J. Brasel    42       Director of Mountain States Lending and
                                   President of Mountain Eagle Homes, Inc.

     There is no family relationship between any Director or Executive Officer of Mountain States Lending.

     We presently have no committees.

     Set forth below are the names of all Directors and Executive Officers of Mountain States Lending, all positions and offices with us held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     MARK E. MASSA - PRESIDENT AND DIRECTOR. Mr. Massa has served as the President and as a Director of Mountain States Lending since May 1998, and as a Director of Mountain Eagle Homes, Inc. since June 2001. From December 1991 through 1998, he worked as an independent mortgage broker providing first and second mortgage loans for borrowers primarily in Colorado. From 1983 to 1990, he worked as a stock broker for several firms including J.W. Gant, Kober Financial, and Private Investors Cartel.

     TIMOTHY J. BRASEL - DIRECTOR. Mr. Brasel has served as a Director of Mountain States Lending since January 2001, and President and Director of Mountain Eagle Homes, Inc. since June 2001. Mr. Brasel devotes most of his time managing his investments in securities and real estate. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until

September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980. During August 1999, the Securities and Exchange Commission filed a complaint in the U.S. District Court for the District of Colorado against Timothy J. Brasel and four other defendants alleging violations of the registration and anti-fraud provisions of the federal securities laws in connection with certain trading activities in the securities of Simplex Medical Systems, Inc. Mr. Brasel has entered into a settlement with the SEC in which Mr. Brasel has consented to an injunction against future violations of Section 5 of the Securities Act of 1933, as amended, without admitting or denying any violations and the SEC has agreed to dismiss all claims alleging violations of the anti-fraud provisions. Mr. Brasel has also agreed to pay disgorgement, including interest, equal to $34,695, and a civil penalty of $5,500.

     Our Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of Mountain States Lending are elected by the board of directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     We presently have no audit, compensation or nominating committee.

     The date of our next annual meeting will be determined by our board of directors in accordance with Colorado law.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     The Company is not currently registered under Section 12 of the Exchange Act, and so our Officers, Directors and 10% or greater shareholders are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     Following tables set forth information regarding executive compensation for our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for any of the years ended December 31, 2001 or 2000.

                             SUMMARY COMPENSATION TABLE

                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------
Mark E. Massa        2001   $144,000 $139,000 $ -0-   $   -0-      $  -0-     $ -0-     $  -0-
 President and Chief 2000   $ 60,000 $142,699    $ -0-   $   -0-      $  -0-     $ -0-     $  -0-
 Executive Officer                     (1)
______________

(1) Represents S Corporation distributions.

          OPTION/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2001

                                  % of Total
                                 Options/SARs
                 Options/         Granted to      Exercise or
                   SARs          Employees in     Base Price     Expiration
    Name         (Number)         Fiscal Year      ($/Share)        Date
    ----         --------        ------------     -----------    ----------

Mark E. Massa      -0-                -0-            -0-             -0-

            Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

                                    Securities Under-  Value of Unexer-
                Shares                lying Unexer-    cised-in-the-
               Acquired              cised Options     Money Options/
                  On                 SARs at FY-End    SARs at FY-End
               Exercise    Value     Exercisable/      Exercisable/
     Name      (Number)   Realized   Unexercisable     Unexercisable
     ----      ---------  --------  -----------------  ----------------

Mark E. Massa     -0-       -0-           -0-                -0-


     Mark Massa currently is receiving a monthly salary of $12,000, and if his commissions from loan originations exceeds $12,000, he receives a monthly bonus of one-half of the amount of this excess. He also receives a monthly bonus of 5% of the commissions generated by all other loan officers.

     Timothy J. Brasel, who serves as President of our wholly-owned subsidiary, Mountain Eagle Homes, Inc., receives no salary for his services, but he will be paid thirty percent (30%) of the net profits on the homes sold by Mountain Eagle Homes.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of March 15, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark E. Massa                        1,500,000              39.5%
7435 East Peakview Ave.
Englewood, CO  80111

Timothy J. Brasel                    1,375,000 (1)          36.2%
5770 South Beech Court
Greenwood Village, CO
  80121

Nasus Lesarb, Ltd.                     375,000               9.9%
5790 South Beech Court
Greenwood Village, CO 80121

All Directors and                    2,875,000 (1)          75.5%
Executive Officers as
a Group (2 persons)
__________________

(1) Includes 775,000 shares held by Brasel Family Partners, Ltd., for which Mr. Brasel serves as general partner, 350,000 shares held by Mr. Brasel's children, and 250,000 shares held by La Mirage Trust.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of Mountain States Lending.

ITEM 12.  CERTAIN TRANSACTIONS.

     During November 1990, Mark Massa purchased 1,750,000 shares of our common stock for a total consideration of $1,000.

     Effective September 1, 1999, we entered into a lease with Mark Massa for an office condominium which was owned by Mr. Massa. The initial monthly rent was $2,500. On November 1, 2000, a new lease was entered into which requires us to pay $4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees. This lease expires October 31, 2004. Our board of directors is of the opinion that the terms of this lease are at least as favorable to us as could have been obtained from unaffiliated parties.

     On January 1, 2001, Timothy J. Brasel and his relatives purchased 1,500,000 shares of our common stock for a total consideration of $30,000. These shares were issued in the following names and amounts:

         Brasel Family Partners, Ltd.           775,000 Shares
         Nasus Lesarb, LTD                      375,000 Shares
         Tyler Jay Brasel                       100,000 Shares
         Colton Russell Brasel                  100,000 Shares
         Justin Thomas Brasel                   150,000 Shares


     During June 2001, three trusts for Timothy J. Brasel and his relatives have loaned Mountain States Lending a total of $80,000 to help fund the purchase of seven undeveloped lots in Aurora, Colorado. These loans bear interest at nine percent (9%) and are payable on the earlier of December 18, 2001, or the closing of this offering.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3       Articles of Incorporation     Incorporated by reference to Exhibit
          and Bylaws                    3 to the Registrant's Form SB-2
                                        Registration Statement (SEC File
                                        No. 333-67174)

  3.1     Articles of Amendment to      Incorporated by reference to Exhibit
          Articles of Incorporation     3.1 to the Registrant's Form SB-2
                                        Registration Statement (SEC File
                                        No. 333-67174)

  3.2     Articles of Incorporation     Incorporated by reference to Exhibit
          of Mountain Eagle Homes,      3.2 to the Registrant's Form SB-2
          Inc.                          Registration Statement (SEC File
                                        No. 333-67174)

 10.1     Promissory Note for $40,000   Incorporated by reference to Exhibit
          to the Charitable Remainder   10.2 to the Registrant's Form SB-2
          Trust of Timothy J. Brasel    Registration Statement (SEC File
                                        No. 333-67174)

 10.2     Promissory Note for $20,000   Incorporated by reference to Exhibit
          to the Charitable Remainder   10.3 to the Registrant's Form SB-2
          Trust of Susan A. Brasel      Registration Statement (SEC File
                                        No. 333-67174)

 10.3     Promissory Note for $20,000   Incorporated by reference to Exhibit
          to the Charitable Remainder   10.4 to the Registrant's Form SB-2
          Trust of Mary Jane Brasel     Registration Statement (SEC File
                                        No. 333-67174)

 10.4     Office Lease                  Incorporated by reference to Exhibit
                                        10.5 to the Registrant's Form SB-2
                                        Registration Statement (SEC File
                                        No. 333-67174)

 10.5     Agreement with Timothy J.     Incorporated by reference to Exhibit
          Brasel                        10.6 to the Registrant's Form SB-2
                                        Registration Statement (SEC File
                                        No. 333-67174)

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                         MOUNTAIN STATES LENDING, INC.
                         AND CONSOLIDATED SUBSIDIARY

                             FINANCIAL STATEMENTS


                                                                    Page
Review Report of Independent Certified
 Public Accountants ...........................................     F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets .................................     F-3

  Consolidated Statements of Operations .......................     F-4

  Consolidated Statement of Changes in Stockholder's Equity ...     F-5

  Consolidated Statements of Cash Flows .......................     F-6

Notes to Consolidated Financial Statements ....................     F-7

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Mountain States Lending, Inc. & Consolidated Subsidiary
Englewood, Colorado

We have audited the balance sheets of Mountain States Lending, Inc. and Consolidated Subsidiary, as of December 31, 2001 and 2000 and the related income statements, changes in stockholder's equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Lending, Inc. and Consolidated Subsidiary, as of December 31, 2001 and 2000 and the results of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.





Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

March 13, 2002

                          MOUNTAIN STATES LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               December 31,     December 31,
                                                  2001             2000
                                               ------------     ------------
Current Assets:
   Cash and equivalents                        $     60,720     $     17,306
   Accounts receivable                                2,000            5,175
   Notes receivable, current portion                 50,000              550
   Investment in marketable securities                    -           28,587
   Prepaid expenses and other current
     assets                                          22,236           17,972
                                               ------------     ------------
     Total Current Assets                           134,956           69,590


Property and equipment, net of accumulated
 depreciation of $46,833 and $41,480 at
 December 31, 2001 and December 31, 2000,
 respectively (Note 7)                               61,662           65,291
Deferred offering costs                              12,500                -
Investment                                          137,249                -
                                               ------------     ------------
     Total Assets                              $    346,367     $    134,881
                                               ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable and accrued expenses       $     34,555     $     17,784
   Note payable, current portion (Note 3)            35,617           37,040
   Note payable, related party (Note 9)             135,000                -
                                               ------------     ------------
     Total Current Liabilities                      205,172           54,824
                                               ------------     ------------
     Total Liabilities                              205,172           54,824
                                               ------------     ------------
Commitments (Notes 1,2,3,4,5,6,8,10 and 11)               -                -

Stockholder's Equity:
   Preferred stock, no par value, 5,000,000
    shares authorized, none issued and
    outstanding                                           -                -
   Common stock, no par value, 20,000,000
    shares authorized, 3,550,000 issued and
    outstanding at December 31, 2001 and
    1,750,000 issued and outstanding at
    December 31, 2000                               106,000            1,000
   Additional paid-in capital                        74,837            5,119
   (Depreciation) of marketable securities                -          (26,768)
   Retained earnings (accumulated deficit)          (39,642)         100,706
                                               ------------     ------------
     Total Stockholder's Equity                     141,195           80,057
                                               ------------     ------------
     Total Liabilities and Stockholder's
      Equity                                   $    346,367     $    134,881
                                               ============     ============
The accompanying notes are an integral part of the financial statements.

                          MOUNTAIN STATES LENDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended       Year Ended
                                               December 31,     December 31,
                                                   2001             2000
                                               ------------     ------------
REVENUE:
  Fees from loan activities                    $  1,188,112     $    840,564
  Cost of loan activities                           568,807          379,312
                                               ------------     ------------
     Gross Profit                                   619,305          461,252
                                               ------------     ------------
OPERATING EXPENSES:
   Salaries, payroll taxes and benefits             423,142          160,087
   Depreciation                                      12,947            9,916
   Advertising and promotion                         16,833           34,256
   Rent expense                                      52,509           39,454
   Other operating expenses                         119,616           63,953
                                               ------------     ------------
     Total Operating Expenses                       625,047          307,666
                                               ------------     ------------
Net Operating Income (Loss)                          (5,742)         153,586
                                               ------------     ------------
Other Income (Expenses):
   Interest income                                    1,206            2,388
   Interest (expense)                                (4,436)          (5,791)
   Loss on disposition of assets                     (3,902)               -
   Realized loss on investment                      (26,768)               -
   Other income                                           -            1,110
                                               ------------     ------------
     Total Other Income (Expenses)                  (33,900)          (2,293)
                                               ------------     ------------
Net Income (Loss)                              $    (39,642)    $    151,293
                                               ============     ============
Net Income (Loss) per Common Share             $       (.01)    $        .09
                                               ============     ============
Weighted Average Number of Shares Outstanding     3,475,000        1,750,000
                                               ============     ============
Pro forma Tax Expense and Earnings per Share

Net Income (Loss) before taxes                 $    (39,642)    $    151,293
                                               ============     ============
Pro forma provision for income taxes                      -           46,649
                                               ------------     ------------
Pro forma Net Income (Loss)                    $    (39,642)    $    104,644
                                               ============     ============
Pro forma Net Income (Loss) per Common Share   $       (.01)    $        .06
                                               ============     ============
Weighted Average Number of Shares
 Outstanding                                      3,475,000        1,750,000
                                               ============     ============





The accompanying notes are an integral part of the financial statements.

                          MOUNTAIN STATES LENDING, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From December 31, 1999 through December 31, 2001

                                                Additional      Other
                                       Stock     Paid-in    Comprehensive  Retained
                          No./Shares   Amount    Capital    Income (Loss)  Earnings      Total
                          ----------  --------  ----------  -------------  ---------   ---------
Balance at December 31,
1999                      1,750,000   $  1,000  $    5,119  $      11,249  $  92,112   $ 109,480

Depreciation of market-
able securities                   -          -           -        (38,017)         -     (38,017)

Distributions to share-
holder                            -          -           -              -   (142,699)   (142,699)

Net income for the year
ended December 31, 2000           -          -           -              -    151,293     151,293
                          ----------  --------  ----------  -------------  ---------   ---------
Balance at December 31,
2000                      1,750,000      1,000       5,119        (26,768)   100,706      80,057

Issuance of common stock
at $.02 per share         1,500,000     30,000           -              -          -      30,000

Issuance of common stock
at $.25 per share           300,000     75,000           -              -          -      75,000

Distribution of marketable
securities                        -          -           -         26,768          -      26,768

Distributions to share-
holder                            -          -           -              -    (30,988)    (30,988)

Conversion from S Corp.
status to C Corp. status          -          -      69,718              -    (69,718)          -

Net (loss) for the year
ended December 31, 2001           -          -           -              -    (39,642)    (39,642)
                          ----------  --------  ----------  -------------  ---------   ---------

Balance at December 31,
2001                       3,550,000  $106,000  $   74,837  $           -  $ (39,642)  $ 141,195
                          ==========  ========  ==========  =============  =========   =========












The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES LENDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended       Year Ended
                                               December 31,     December 31,
                                                   2001             2000
                                               ------------     ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                            $    (39,642)    $    151,293
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    12,948            9,916
    Loss on investment                               26,768                -
    Disposition of assets                             3,902                -
    (Increase) decrease in:
      Accounts receivable                             3,175           (5,175)
      Other                                          (4,263)          (5,236)
      Deferred offering costs                       (12,500)               -
    Increase in:
      Accounts payable and accrued expenses          16,771            3,208
                                               ------------     ------------
Net Cash Provided by Operating Activities             7,159          154,006
                                               ------------     ------------

Cash Flows from Investing Activities:
 (Investment in) marketable securities                    -          (57,970)
   Sale of marketable securities                          -           41,082
   (Increase) decrease in notes receivable          (49,450)            (900)
   Repayments of notes receivable                         -           19,137
   Investment in subsidiary                        (137,500)               -
   (Acquisition) of property and equipment          (12,972)         (15,297)
                                               ------------     ------------
Net Cash (Used in) Investing Activities            (199,922)         (13,948)
                                               ------------     ------------
Cash Flows from Financing Activities:
   Common stock issued                              105,000                -
   Distributions to stockholder                      (2,400)        (142,699)
   Increase in note payable, related party          135,000                -
   Draws (payments) on line of credit, net           (1,423)           8,003
                                               ------------     ------------
Net Cash Provided by (Used in) Financing
 Activities                                         236,177         (134,696)
                                               ------------     ------------
Net Increase in Cash                                 43,414            5,362

Cash, beginning of period                            17,306           11,944
                                               ------------     ------------
Cash, end of period                            $     60,720     $     17,306
                                               ============     ============

Interest paid                                  $      1,776     $      5,791
                                               ============     ============
Income tax paid                                $          -     $          -
                                               ============     ============



The accompanying notes are an integral part of the financial statements.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

(1)  Summary of Significant Accounting Policies

     This summary of significant accounting policies of Mountain States Lending, Inc., (formerly Slam Dunk Enterprises, Inc.) (Company) and its wholly-owned subsidiary, Mountain Eagle Homes, Inc., and 50% owned Eaglespan Homes, LLC is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)     Organization and Principles of Consolidation

     The consolidated financial statements include the accounts of the companies listed above for the year ended December 31, 2001 or since the date of acquisition. All intercompany account balances have been eliminated in the consolidation. The Company uses a December 31 year end.

     The Company was incorporated under the laws of the State of Colorado on September 12, 1990. During January 2001, the Company changed its name from Slam Dunk Enterprises, Inc. to Mountain States Lending, Inc. The primary business activity is loan origination and brokerage. The Company does not customarily service any of the loans it originates.

     Mountain Eagle Homes, Inc. (MEH) was incorporated under the laws of the State of Colorado on June 1, 2001 for the purpose of manufacturing homes. During June 2001, MEH and another entity formed Eaglespan Homes, LLC, and MEH invested $137,500 in and loaned $50,000 to Eaglespan Homes, LLC to purchase real estate. There were minimal operations during the period ended December 31, 2001 for Mountain Eagle Homes, Inc. and Eaglespan Homes, LLC. Eaglespan has been accounted for using the equity method.

     (b)     Per Share Information

     Per share information is determined using the weighted average number of shares outstanding during the periods after giving effect for the stock splits.

     (c)     Property and Equipment

     Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to ten years. Building improvements within the Company's office space are being depreciated over 15 years on the straight-line method.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(1)   Summary of Significant Accounting Policies, Continued

     (d)     Line of Credit

     The Company maintains a line of credit with a financial institution of $50,000. The line has an interest rate of prime plus two and one-half percent. Interest is charged monthly and a variable payment is required each month. At December 31, 2001 and December 31, 2000, the Company owed $35,617 and $37,040, respectively, on this line.

     (e)     Concentrations of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. The Company does not require collateral for its trade accounts receivables.

     (f)     Cash Equivalents

     The Company considers all short term investments in securities that mature in 90 days or less to be cash equivalents.

     (g)     Allowance for Bad Debts

     No provision for bad debts was recorded in the financial statements at December 31, 2001 and 2000 since all accounts receivable were subsequently collected.

     (h)     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(1)   Summary of Significant Accounting Policies, Continued

     (i)     Customer Funds

     In the normal course of business, the Company collects the estimated costs of credit reports and appraisal fees in advance from mortgage applicants. These funds are deposited into a separate bank account.

     (j)     Revenue

     Fees from loan activities are recorded when the loan closing or settlement occurs. The recission rights of the borrower may extend the settlement date 3-5 days after the closing event. If recission rights apply, fees are recorded once the recission period ends. Payment of the Company's fees may be at closing and/or directly from the investor.

     (k)     Income Taxes

     The Company filed federal and state income taxes as a S corporation until December 2000. Generally, a S corporation does not pay income tax on net profit from business activities. S corporations pass through net income to shareholders who report and pay income tax on their share of the profits. Therefore, no provision for income tax was recorded in the accompanying financial statements at December 31, 2000. Effective January, 2001, the Company terminated its S Corporation election.

     As of December 31, 2001, the Company had net operating losses available for carry forward of $41,642, expiring in years through 2021. Future utilization of these carry overs may be limited due to changes in control of the Company. As of December 31, 2001, the Company has total deferred tax assets of approximately $8,300 due to operating loss carry forwards.

     However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $8,300. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

     (l)     Related Party Transactions

     The Company leases space in an office condominium complex from one of its principal stockholders who owns the unit. The lease commenced in November 1, 2000 and runs through October 31, 2004. The lease requires $4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(2)  Common Stock

     The Articles of Incorporation of the Company authorize issuance of a maximum of 1,000,000 shares of no par value common stock. Effective January 22, 2001, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 20,000,000. At December 31, 2000, there were 1,750,000 shares of common stock issued and outstanding, all of which were owned by its sole shareholder. Effective January 1, 2001, the Company issued 1,500,000 restricted shares of its common stock to various individuals for $30,000 cash. During March 2001, the Company sold in a private placement 300,000 shares of its common stock to 8 accredited and 19 non-accredited investors, at an offering price of $.25 per share, for a total of $75,000 in cash. Subsequent to December 31, 2001, the Company sold in a public offering 250,000 shares of its common stock at an offering price of $1.00 per share, for a total of $250,000 in cash.

(3)  Stock Split

     Effective January 26, 2001, the Company effected a ten for one forward stock split. All share amounts referred to herein have been retroactively adjusted to reflect this stock split.

(4)     Marketable Securities

     The Company owned securities traded in the public market that were recorded at current market value at December 31, 2000. In January 2001, prior to the termination of S Corporation status, the Company distributed these securities to its sole shareholder as a dividend. The company then terminated its S Corporation status. Realized losses were reported in the statement of operations.

     The Company filed federal and state income tax returns as a S corporation until December 31, 2000, and therefore paid no tax. Effective January 2001, the Company terminated its S corporation status and therefore there may be a tax benefit or expense related to the unrealized gains or losses on investments.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(4)  Marketable Securities, Continued
                                                      Tax
                                      Before tax   (Expense)     Net of Tax
                                        Amount     Or Benefit      Amount
                                      ----------   ----------    ----------
     Unrealized Gains (Losses)
      on Securities:

     Year ended December 31, 2000
        Unrealized holding (losses)   $  (37,954)  $       -    $ (37,954)
        Reclassification adjustment
         for gains included in net
         income                              (63)          -          (63)
                                      ----------   ---------    ---------
        Net unrealized (losses) on
         securities                   $  (38,017)  $       -    $ (38,017)
                                      ----------   ---------    ---------

     Year ended December 31, 2001
        Realized losses from
         distribution of securities       26,768           -       26,768
        Net realized losses on        ----------   ---------    ---------
         securities                   $   26,768   $       -    $  26,768
                                      ----------   ---------    ---------
     Accumulated Unrealized Gains
      (Losses) on Securities:
        Balance at December 31, 1999                            $  11,249

        Year ended December 31, 2000                              (38,017)
                                                                ---------
        Balance at December 31, 2000                            $ (26,768)

        Year ended December 31, 2001                               26,768
                                                                ---------
        Balance at December 31, 2001                            $       -
                                                                =========

(5)  Leases

     Effective September 1, 1999, the Company entered into an operating lease with its sole stockholder for office space facilities. Initial monthly rental payments were $2,500 plus operating costs. Effective November 1, 2000, the operating lease was renewed with monthly rental payments increasing to $4,000 per month, expiring September 2004. The Company also has two equipment leases which require monthly payments of $210 and $390 for sixty months expiring in 2003 and 2005.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(6)  Leases, Continued

     Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

       Year Ending
       December 31,
          2002                             55,200
          2003                             53,310
          2004                             40,680
          2005                              1,560
                                         --------
        Total                            $150,750
                                         ========

     Rent expense for the year ended December 31, 2001 and 2000 totaled approximately $52,509 and $39,454, respectively.

(7)  Property and Equipment

     A summary of the Company's investment in property, equipment and associated accumulated depreciation is as follows:

                                         December      December
                                         31, 2001      31, 2000
                                         --------      --------

     Building improvements               $  9,468      $  9,468
     Automated Teller Machines                  -        13,496
     Vehicle                               36,000        36,000
     Equipment                             63,027        47,807
                                         --------      --------
       Total Property and Equipment       108,495       106,771
     Less accumulated depreciation        (46,833)      (41,480)
                                         --------      --------
       Net Property and Equipment        $ 61,662      $ 65,291
                                         ========      ========

(8)  Loan Officer Agreements

     The Company has entered into agreements with its loan officers whereby the loan officers receive commissions, varying from 75% to 85% of loan revenues remaining after any outstanding due and payable charges by lender at time of closing. These agreements may be terminated with 15 days notice to the other party.

                          MOUNTAIN STATES LENDING, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000 (Continued)


(9)  Advertising and Promotion

     Advertising expenses including marketing and promotional expenses associated with its operations are expensed as incurred. During the year ended December 31, 2001 and 2000, advertising and promotion expenses totaled $10,639 and $5,705, respectively.

(10) Notes Payable, Related Party

     During the year ended December 31, 2001, the Company borrowed $135,000 from a related party. These notes bear interest at 9% per annum, are uncollateralized and were payable on the earlier of December 18, 2001 or the completion of the initial public offering. These notes were paid in full subsequent to December 31, 2001.

(11) S Corporation Distributions

     During the year ended December 31, 2000, the Company earned approximately $150,000 which passed through directly to its sole shareholder. During the year ended December 31, 2001, the Company distributed approximately $28,600 in marketable securities and $2,400 in cash to its sole shareholder. Effective in January, 2001, the Company terminated its S corporation status. All compensation subsequent to this change in status has been recorded as salaries.

(12) Joint Venture

     In June 2001, the Company's subsidiary, Mountain Eagle Homes, Inc. entered into a joint venture agreement with another entity to purchase, develop and sell property. Mountain Eagle Homes, Inc. is a 50% partner. At December 31, 2001, the Company had invested a total of $137,500 in and loaned $50,000 to this joint venture primarily for the purpose of purchasing real estate in the Denver area.

(13) Conversion from S Corporation to C Corporation Status

     Effective in January 2001, the Company terminated its S corporation status. Retained earnings totaling $69,718 as of the date of conversion were transferred to additional paid in capital. Distributions to the shareholder were treated as dividends.

(14) Commitments

     Effective October 1, 2001, the Company entered into a two year agreement with a shareholder, who is also president of the Company's subsidiary, Mountain Eagle Homes, Inc., to provide management services to their manufacturing home segment of the business. The shareholder is to be paid 30% of any profits generated from the sale of manufactured homes.

(15)  Subsequent Events

     During February, 2002, the Company issued 250,000 shares of its common stock in exchange for $250,000 cash in a public offering.

                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES LENDING, INC.


Dated:  April 5, 2002               By:/s/ Mark E. Massa
                                       Mark E. Massa, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                    Capacity                    Date



/s/ Mark E. Massa              President and Director     April 5, 2002
Mark E. Massa



/s/ Timothy J. Brasel          Director                   April 5, 2002
Timothy J. Brasel