Form 10QSB
period 2002-03-31
MOUNTAIN STATES LENDING INC
filed 2002-05-20
CIK 1157004

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 2002

     or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange act of 1934.

     For the transition period from _________ to ____________

     Commission File Number  333-67174

                          MOUNTAIN STATES LENDING, INC.
             (Exact name of registrant as specified in its charter)

           Colorado                                     84-1153946
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                7435 East Peakview Avenue, Englewood, CO 80111
         (Address of principal executive offices, including Zip Code)

                                (303) 740-5455
             (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [ ] No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              [ ] Yes     [ ] No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2002, Registrant had 3,800,000 shares of common stock, no par value, outstanding.





                                    INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2002 (Unaudited) and
              December 31, 2001 ............................    2

              Consolidated Statements of Income,
              Three Months Ended March 31, 2002
              and March 31, 2001 (Unaudited) ...............    3

              Consolidated Statements of Cash Flows,
              Three Months Ended March 31, 2002
              and March 31, 2001 (Unaudited) ...............    4

              Notes to Consolidated Financial Statements ...    5

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations ...................................    7

Part II.  Other Information ................................    9

                          MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                  March 31,     December 31,
                                                    2002            2001
                                                 -----------    -----------
Current Assets:
  Cash                                           $    56,636    $    60,720
  Accounts receivable                                   -             2,000
  Notes receivable, current portion                   50,000         50,000
  Prepaid expenses and other current assets           18,003         22,236
                                                 -----------    -----------
     Total Current Assets                            124,639        134,956

Property and equipment, net of accumulated
 depreciation of $50,126 and $46,833 at
 March 31, 2002 and December 31, 2001,
 respectively                                         71,963         61,662
Deferred offering costs                                 -            12,500
Investment                                           137,249        137,249
                                                 -----------    -----------
TOTAL ASSETS                                     $   333,851    $   346,367
                                                 ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses           $    28,360    $    34,555
 Note payable, current portion                          -            35,617
 Note payable, related party                            -           135,000
                                                 -----------    -----------
     Total Current Liabilities                        28,360        205,172

TOTAL LIABILITIES                                     28,360        205,172
                                                 -----------    -----------
Stockholders' Equity:
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued & outstanding          -              -
 Common stock, no par value, 20,000,000 shares
  authorized, 3,800,000 and 3,550,000 shares
  issued and outstanding at March 31, 2002 and
  December 31, 2001, respectively                    337,705        106,000
 Additional paid-in capital                           74,837         74,837
 Accumulated deficit                                (107,051)       (39,642)
                                                 -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                           305,491        141,195


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   333,851    $   346,367
                                                 ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                                  March 31,      March 31,
                                                    2001           2002
                                                 -----------    -----------
Revenue:
 Fees from loan activities                       $   160,915    $   258,335
 Cost of loan activities                              61,721         88,085
                                                 -----------    -----------
 Gross Profit                                         99,194        170,250
                                                 -----------    -----------

Operating Expenses:
 Salaries, payroll taxes and benefits                 96,612         92,592
 Depreciation                                          3,293          2,925
 Advertising and promotion                             7,979          7,069
 Rent expense                                         13,444         19,713
 Professional fees                                    11,623          3,473
 Other operating expenses                             31,936         22,722
                                                 -----------    -----------
                                                     164,887        148,494
                                                 -----------    -----------
Net Operating Income (Loss)                          (65,693)        21,756

Other Income (Expenses):
 Interest income                                          35            428
 Interest (expense)                                   (1,751)        (5,198)
 Realized loss on investment                            -           (26,768)
                                                 -----------    -----------
Total Other Income (Expenses)                         (1,716)       (31,538)
                                                 -----------    -----------
Net (Loss)                                           (67,409)        (9,782)

Net Income (Loss) per Common Share               $      (.02)   $       nil
                                                 ===========    ===========

Weighted Average Number of Shares Outstanding      3,675,000      3,475,000
                                                 ===========    ===========










The accompanying notes are an integral part of the consolidated financial statements.

                          MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                  March 31,      March 31,
                                                    2001           2002
                                                 -----------    -----------
Cash Flows Operating Activities:
 Net (Loss)                                      $   (67,409)   $    (9,782)
  Adjustment to reconcile net income to net
   cash provided  by operating activities:
   Depreciation                                        3,293          2,925
   Loss on investment                                   -            26,768
   (Increase) decrease in:
     Accounts receivable                               2,000           -
     Deferred offering costs                          12,500           -
     Other                                             4,223        (17,471)
   Increase (Decrease) in:
     Accounts payable and  accrued expenses           (6,195)        (7,844)
   Other                                                  10          2,570
                                                 -----------    -----------
Net Cash (Used in) Operating Activities              (51,578)        (2,834)

Cash Flows from Investing Activities:
 (Acquisition) of property and equipment             (13,594)        (4,109)
 (Increase) decrease in notes receivable                -               550
 Disposition of marketable securities                   -            28,587
                                                 -----------    -----------
Net Cash Provided by (Used in) Investing
 Activities                                          (13,594)        25,028
                                                 -----------    -----------
Cash Flows from Financing Activities:
 Common stock issued                                 231,705        105,000
 Distributions to shareholder                           -            (2,400)
 (Decrease) in note payable, related party          (135,000)          -
 Draws (payments) on line of credit, net             (35,617)         4,493
                                                 -----------    -----------
Net Cash Provided by Financing Activities             61,088        107,093
                                                 -----------    -----------
Increase (decrease) in Cash                           (4,084)       129,287
Cash, Beginning of Period                             60,720         17,306
                                                 -----------    -----------
Cash, End of Period                              $    56,636    $   146,593
                                                 ===========    ===========
Interest Paid                                    $     1,751    $     5,198
                                                 ===========    ===========
Income Taxes Paid                                $         -    $         -
                                                 ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES LENDING, INC.
                        AND CONSOLIDATED SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

(1)  Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Lending, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Lending, Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities
and Exchange Commission.   While management believes the procedures followed
in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain States Lending, Inc. later in the year.

     The management of Mountain States Lending, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Business of the Company

     Mountain States Lending, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2001, articles of amendment were filed with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc. During June 2001 the Company formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre- manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a joint venture and owns 50% of EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes. As of March 31, 2002, no revenues have been generated through EagleSpan Homes, LLC.

(3)  Common Stock

     During February 2002, the Company sold in a public offering 250,000 shares of its common stock at an offering price of $1.00 per share, for a total of $250,000 cash.

                                  ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001.

     Revenues were $160,915 for the three months ended March 31, 2002 as compared to $258,335 for the three months ended March 31, 2001. The 38% decline in revenues was due to fewer loan closings during the most recent quarter. The Company closed 52 loans in the most recent quarter as compared to 89 loans closed during the comparable quarter in 2001. The number of loan closings dropped due to the small increase in mortgage rates during the first two months of 2002 and the smaller number of new home purchases in the area.

     The cost of loan activities was $61,721 for the three months ended March 31, 2002 as compared to $88,085 for the three months ended March 31, 2001. This reduction in costs was directly attributable to the fewer loans closed during the most recent quarter.

     Salaries, payroll taxes and benefits were $96,612 for the three months ended March 31, 2002 as compared to $92,592 for the three months ended March 31, 2001. These costs increased from the prior year primarily because the Company had one more administrative person on the payroll during 2002.

     Professional fees increased from $3,473 in the three months ended March 31, 2001 to $11,623 in the three months ended March 31, 2002 due to the increased legal and accounting fees related to preparing and filing the periodic reports with the SEC and other costs associated with being a public company.

     The Company had a net loss of $67,409 during the three months ended March 31, 2002 compared to a net loss of $9,782 during the three months ended March 31, 2001. The increased net loss was a result of the reduction in revenues caused by the reduced demand for new home loans and refinancings during the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $ 96,279 at March 31, 2002, compared to ($70,216) at December 31, 2002. The reason for the increase in working capital was that the Company received $231,705 in net proceeds from its initial public offering which closed during February 2002. This was offset in part by the $67,409 loss for the three months ended March 31, 2002.

     Net cash used in operating activities during the three months ended
March 31, 2002 was $51,578 compared to $2,834 for the three months ended March 31, 2001. The increase was due primarily to the net loss of $67,409 incurred during the most recent three months.

     During the three months ended March 31, 2002 the Company used $13,594 in investing activities whereas in the three months ended March 31, 2001 the Company had $25,028 in cash provided by investing activities. The Company spent $13,594 on new office equipment during the most recent three months, and during the three months ended March 31, 2001 the Company had a one time event where it disposed of marketable securities worth $28,587.

     Net cash provided by financing activities was $61,088 during the three months ended March 31, 2002 compared to $107,093 during the three months ended March 31, 2001. During the most recent three months the Company received $231,705 in net proceeds from its initial public offering. $135,000 of these proceeds was used to pay off a note payable and $35,617 was paid against a line of credit.


                        PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOUNTAIN STATES LENDING, INC.



Date: May 20, 2002              By:/s/ Mark E. Massa
                                   Mark E. Massa, President and Director