Form 10QSB
period 2002-06-30
MOUNTAIN STATES LENDING INC
filed 2002-08-14
CIK 1157004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
  Exchange act of 1934 for the transition period from _______ to ________


                     Commission File Number 333-67174


                      MOUNTAIN STATES LENDING, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Colorado                                      84-1153946
  -------------------------------                     ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                      Identification No.)


           7435 East Peakview Avenue, Englewood, CO      80111
          -------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)


                               (303) 740-5455
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                                   N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ X ] Yes     [   ] No

As of June 30, 2002, Registrant had 3,800,000 shares of common stock, $1.00 par value, outstanding.

                                 INDEX

                                                                     Page
                                                                     Number

Part I.  Financial Information

     Item I. Consolidated Financial Statements

          Review Report of Independent                                 2

          Consolidated Balance Sheets as of June 30,
            2002 (Unaudited) and December 31, 2001                     3

          Consolidated Statements of Income,
            Three Months Ended June 30, 2002
            and June 30, 2001 (Unaudited)                              4

          Consolidated Statements of Income,
            Six Months Ended June 30, 2002
            and June 30, 2001 (Unaudited)                              5

          Consolidated Statements of Cash Flows,
            Six Months Ended June 30, 2002
            and June 30, 2001 (Unaudited)                              6

          Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                                9

Part II.  Other Information                                           10

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Mountain States Lending
Englewood, Colorado

We have reviewed the accompanying balance sheet of Mountain States Lending, Inc. as of June 30, 2002, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mountain States Lending, Inc.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 9, 2002

                      MOUNTAIN STATES LENDING, INC.
                       AND CONSOLIDATED SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                                     June 30,     December 31,
                                                       2002          2001
                                                     --------     ------------
Current Assets:
     Cash                                           $   87,964    $   60,720
     Accounts receivable                                     -         2,000
     Notes receivable, current portion                       -        50,000
     Prepaid expenses and other current assets          15,346        22,236
                                                    ----------    ----------
       Total Current Assets                            103,310       134,956

Property and equipment, net of accumulated
 depreciation of $50,126 and $46,833 at
 June 30, 2002 and December 31, 2001,
 respectively                                           76,124        61,662
Deferred offering costs                                      -        12,500
Investment                                             141,254       137,249
                                                    ----------    ----------
TOTAL ASSETS                                        $  320,688    $  346,367
                                                    ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses          $    9,953    $   34,555
     Note payable, current portion                           -        35,617
     Note payable, related party                             -       135,000
                                                    ----------    ----------
       Total Current Liabilities                         9,953       205,172

TOTAL LIABILITIES                                        9,953       205,172
                                                    ----------    ----------

Stockholders' Equity:
     Preferred stock, no par value, 5,000,000
      shares authorized, none issued & outstanding           -             -
     Common stock, no par value, 20,000,000 shares
      authorized, 3,800,000 and 3,550,000 shares
      issued and outstanding at June 30, 2002 and
      December 31, 2001, respectively                  337,705       106,000
      Additional paid-in capital                        74,837        74,837
      Accumulated deficit                             (101,807)      (39,642)
                                                    ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                             310,735       141,195
                                                    ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  320,688    $  346,367
                                                    ==========    ==========


             The accompanying notes are an integral part of the
                   consolidated financial statements.

                        MOUNTAIN STATES LENDING, INC.
                         AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                    Three Months Ended
                                                   June 30,      June 30,
                                                     2002          2001
                                                   --------      --------

Revenue:
     Fees from loan activities                   $   259,972    $  292,622
     Cost of loan activities                         140,979       134,936
                                                 -----------    ----------
     Gross Profit                                    118,993       157,686
                                                 -----------    ----------

Operating Expenses:
     Salaries, payroll taxes and benefits             73,666       124,773
     Depreciation                                      2,599         2,925
     Advertising and promotion                         3,265         3,570
     Rent expense                                     13,213         6,714
     Other operating expenses                         27,918        37,332
                                                 -----------    ----------
                                                     120,661       175,314
                                                 -----------    ----------
Net Operating Income (Loss)                           (1,668)      (17,628)

Other Income (Expenses):
     Interest income                                     328           644
     Interest (expense)                                    -         3,422
     Earnings on investment                            6,584             -
                                                 -----------    ----------
 Total Other Income (Expenses)                         6,912         4,066
                                                 -----------    ----------
Net Income (Loss)                                      5,244       (13,562)

Net Income (Loss) per Common Share               $       nil    $      nil
                                                 ===========    ==========

Weighted Average Number of Shares Outstanding      3,800,000     3,475,000
                                                 ===========    ==========






            The accompanying notes are an integral part of the
                    consolidated financial statements.

                         MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                     Six Months Ended
                                                  June 30,        June 30,
                                                    2002            2001
                                                  --------        --------

Revenue:
     Fees from loan activities                  $  420,887      $   550,957
     Cost of loan activities                       202,700          223,021
                                                ----------      -----------
     Gross Profit                                  218,187          327,936
                                                ----------      -----------
Operating Expenses:
     Salaries, payroll taxes and benefits          170,278          217,365
     Depreciation                                    5,892            5,850
     Advertising and promotion                      11,244           10,639
     Rent expense                                   26,657           26,427
     Other operating expenses                       71,477           63,527
                                                ----------      -----------
                                                   285,548          323,808
                                                ----------      -----------
Net Operating Income (Loss)                        (67,361)           4,128

Other Income (Expenses):
     Interest income                                   363            1,072
     Interest (expense)                             (1,751)          (1,776)
     Earnings on investment                          6,584                -
     Realized loss on investment                         -          (26,768)
                                                ----------      -----------
 Total Other Income (Expenses)                       5,196          (27,472)
                                                ----------      -----------
Net (Loss)                                         (62,165)         (23,344)

Net Income (Loss) per Common Share              $     (.02)     $      (.01)
                                                ==========      ===========

Weighted Average Number of Shares Outstanding    3,737,500        3,475,000
                                                ==========      ===========





           The accompanying notes are an integral part of the consolidated financial statements.

                         MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                                                          Six Months Ended
                                                        June 30,     June 30,
                                                          2002         2001
                                                        --------     -------
Cash Flows Operating Activities:
     Net (Loss)                                       $  (62,165)  $ (23,344)
      Adjustment to reconcile net income to net
       cash provided  by operating activities:
        Depreciation                                       5,892       5,850
        Loss on investment                                     -      26,768
   (Increase) decrease in:
          Accounts receivable                              2,000       5,175
          Deferred offering costs                         12,500           -
          Other                                            6,890    ( 22,290)
   Increase (Decrease) in:
          Accounts payable and  accrued expenses         (24,602)     29,312
                                                      ----------   ---------
Net Cash (Used in) Operating Activities                  (59,485)     21,471
                                                      ----------   ---------
Cash Flows from Investing Activities:
        (Acquisition) of property and equipment          (20,354)     (5,123)
        Decrease in notes receivable                      50,000         550
        Investment in subsidiary                          (4,005)   (130,000)
                                                      ----------   ---------
Net Cash Provided by (Used in) Investing Activities       25,641    (134,573)
                                                      ----------   ---------
Cash Flows from Financing Activities:
        Common stock issued                              231,705     105,000
    Distributions to shareholder                               -      (2,400)
    Increase in note payable, related party             (135,000)     80,000
        Draws (payments) on line of credit, net          (35,617)      2,558
                                                      ----------   ---------

Net Cash Provided by Financing Activities                 61,088     185,158
                                                      ----------   ---------
Increase in Cash                                          27,244      72,056

Cash, Beginning of Period                                 60,720      17,306
                                                      ----------   ---------
Cash, End of Period                                   $   87,964      89,362
                                                      ==========   =========

Interest Paid                                         $    1,751   $   1,776
                                                      ==========   =========

Income Taxes Paid                                     $        -   $       -
                                                      ==========   =========

              The accompanying notes are an integral part of the
                   consolidated financial statements.

                       MOUNTAIN STATES LENDING, INC.
                        AND CONSOLIDATED SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002
                              (Unaudited)

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

(2)  Business of the Company

     Mountain States Lending, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2001, articles of amendment were filed with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc. During June 2001 the Company formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre- manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a joint venture and owns 50% of EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes. As of June 30, 2002, EagleSpan Homes, LLC generated revenue through the sale of one of its homes.

                         MOUNTAIN STATES LENDING, INC.
                          AND CONSOLIDATED SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                                (Unaudited)

(3)  Common Stock

     During February 2002, the Company sold in a public offering 250,000 shares of its common stock at an offering price of $1.00 per share, for a total of $250,000 cash.

                                  ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001.

     Revenues were $259,972 for the three months ended June 30, 2002 as compared to $292,622 for the three months ended June 30, 2001. The 11% decline in revenues was due to fewer loan closings during the most recent quarter. The Company closed 52 loans in the most recent quarter as compared to 101 loans closed during the comparable quarter in 2001.

     The cost of loan activities was $140,979 (54% of revenues) for the three months ended June 30, 2002 as compared to $134,936 (46% of revenues) for the three months ended June 30, 2001.

     Salaries, payroll taxes and benefits were $73,666 for the three months ended June 30, 2002 as compared to $124,773 for the three months ended June 30, 2001. These costs decreased from the prior year primarily because the Company's President quit taking his bonuses during the three months ended March 31, 2002.

     The Company had a net operating loss of $1,668 during the three months ended June 30, 2002 compared to a net operating loss of $17,628 during the three months ended June 30, 2001.

     SIX MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001.

     Revenues were $420,887 for the six months ended June 30, 2002 as compared to $550,957 for the six months ended June 30, 2001. The 24% decline in revenues was due to fewer loan closings during the most recent six months. The Company closed 104 loans in the most recent six months as compared to 190 loans closed during the comparable period in 2001. The number of loan closings dropped due to the small increase in mortgage rates during the first two months of 2002 and the smaller number of new home purchases in the area.

     The cost of loan activities was %202,700 for the six months ended June 30, 2002 as compared to $223,021 for the six months ended June 30, 2001. This reduction in costs was directly attributable to the fewer loans closed during the most recent quarter.

     Salaries, payroll taxes and benefits were $170,278 for the six months ended June 30, 2002 as compared to $217,365 for the six months ended June 30, 2001. The primary reason for the decline is that the Company's President quit taking his bonuses during the three months ended March 3, 2002.

     The Company had a net operating loss of $67,361 during the six months ended June 30, 2002 compared to an operating income of $4,128 during the six months ended June 30, 2001. The net loss was a result of the reduction in revenues caused by the reduced demand for new home loans and refinancings during the first two months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $93,357 at June 30, 2002, compared to ($70,216) at December 31, 2002. The reason for the increase in working capital was that the Company received $231,705 in net proceeds from its initial public offering which closed during February 2002. This was offset in part by the $62,165 loss for the six months ended June 30, 2002.

     Net cash used in operating activities during the six months ended June 30, 2002 was $59,485 compared to $21,471 provided by operating activities in the six months ended June 30, 2001. The increase was due primarily to the net loss of $62,165 incurred during the most recent six months.

     During the six months ended June 30, 2002 the Company received $25,641 from investing activities whereas in the six months ended June 30, 2001 the Company had used $134,573 in investing activities. The Company spent $20,354 on new office equipment during the most recent six months, and during the six months ended June 30, 2001 the Company had a one time event where it invested $130,000 in its subsidiary.

     Net cash provided by financing activities was $61,088 during the six months ended June 30, 2002 compared to $185,158 during the six months ended June 30, 2001. During the most recent three months the Company received $231,705 in net proceeds from its initial public offering. $135,000 of these proceeds was used to pay off a note payable and $35,617 was paid against a line of credit.


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



                                   MOUNTAIN STATES LENDING, INC.



Date:  August 14,  2002            By: /s/ Mark E. Massa
                                      ---------------------------------------
                                      Mark E. Massa, President and Director








           CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                   CHIEF FINANCIAL OFFICER OF
                  MOUNTAIN STATES LENDING, INC.
                PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Quarterly Report on Form10-QSB of Mountain States Lending, inc. for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mountain States Lending, Inc.




August 14, 2002                       /s/ Mark E. Massa
                                      -----------------------------------
                                      Mark E. Massa, President and
                                         Chief Financial Officer