Form 10QSB
period 2002-09-30
MOUNTAIN STATES LENDING INC
filed 2002-11-19
CIK 1157004

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


                     Commission File Number 333-67174


                      MOUNTAIN STATES HOLDINGS, INC.
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

                        MOUNTAIN STATES LENDING, INC.
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ X ] Yes   [   ] No

As of September 30, 2002, Registrant had 3,800,000 shares of common stock, no par value, outstanding.





Page 1


                                    INDEX

                                                                     Page
                                                                     Number
Part I.     Financial Information

   Item I.   Consolidated Financial Statements

             Review Report of Independent Certified Public
             Accountant ...........................................    3

             Consolidated Balance Sheets as of September 30,
             2002 (Unaudited) and December 31, 2001 ...............    4

             Consolidated Statements of Income,
             Three Months Ended September 30, 2002
             and September 30, 2001 (Unaudited) ...................    5

             Consolidated Statements of Income,
             Nine Months Ended September 30, 2002
             and September 30, 2001 (Unaudited) ...................    6

             Consolidated Statements of Cash Flows,
             Nine Months Ended September 30, 2002
             and September 30, 2001 (Unaudited) ...................    7

             Notes to Consolidated Financial Statements ...........    8

   Item 2.   Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations ...........................................   10

   Item 3.   Controls and Procedures ..............................   11

Part II.     Other Information  ...................................   12

Signatures ........................................................   13

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Mountain States Holdings, Inc.
 and Consolidated Subsidiaries
Englewood, Colorado

We have reviewed the accompanying consolidated balance sheet of Mountain States Holdings, Inc. and Subsidiaries as of September 30, 2002, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mountain States Holdings, Inc. and Subsidiaries

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

October 30, 2002

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                September 30,   December 31
                                                    2002           2001
                                                -------------   -----------
Current Assets:
  Cash                                           $ 124,902       $  60,720
  Accounts receivable                                 -              2,000
  Notes receivable, current portion                   -             50,000
  Prepaid expenses and other current assets          9,612          22,236
                                                 ---------       ---------
     Total Current Assets                          134,514         134,956

Property and equipment, net of accumulated
 depreciation of $57,260 and $46,833 at
 September 30, 2002 and December 31, 2001,
 respectively                                       71,589          61,662
Deferred offering costs                               -             12,500
Investment                                         141,254         137,249
                                                 ---------       ---------
TOTAL ASSETS                                     $ 347,357       $ 346,367
                                                 =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses           $   8,332       $  34,555
 Note payable, current portion                        -             35,617
 Note payable, related party                          -            135,000
                                                 ---------       ---------
     Total Current Liabilities                       8,332         205,172

TOTAL LIABILITIES                                    8,332         205,172
                                                 ---------       ---------

Stockholders' Equity:
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued & outstanding        -               -
 Common stock, no par value, 50,000,000 shares
  authorized, 3,800,000 and 3,550,000 shares
  issued and outstanding at September 30, 2002
  and December 31, 2001, respectively              337,705         106,000
 Additional paid-in capital                         74,837          74,837
 Accumulated deficit                               (73,517)        (39,642)
                                                 ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                         339,025         141,195
                                                 ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 347,357       $ 346,367
                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                              September 30,   September 30,
                                                  2002            2001
                                              -------------   -------------
Revenue:
   Fees from loan activities                   $   359,018     $  328,094
   Cost of loan activities                         206,634        195,919
   Gross Profit                                    152,384        132,175
                                               -----------     ----------
Operating Expenses:
   Salaries, payroll taxes and benefits             77,831         95,980
   Depreciation                                      4,534          2,925
   Advertising and promotion                         1,696          1,977
   Rent expense                                     13,213         20,174
   Other operating expenses                         27,272          2,644
                                               -----------     ----------
                                                   124,546        123,700
                                               -----------     ----------
Net Operating Income                                27,838          8,475

Other Income (Expenses):
   Interest income                                     452           -
   Interest (expense)                                 -            (1,641)
                                               -----------     ----------
 Total Other Income (Expenses)                         452         (1,641)
                                               -----------     ----------
Net Income                                          28,290          6,834

Net Income per Common Share                    $       .01     $      nil
                                               ===========     ==========

Weighted Average Number of Shares Outstanding    3,800,000      3,475,000
                                               ===========     ==========















The accompanying notes are an integral part of the consolidated financial statements.

                          MOUNTAIN STATES HOLDINGS, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Nine Months Ended
                                              September 30,   September 30,
                                                  2002            2001
                                              -------------   -------------

Revenue:
  Fees from loan activities                     $  779,905     $  879,051
  Cost of loan activities                          409,334        418,940
                                               -----------     ----------
  Gross Profit                                     370,571        460,111
                                               -----------     ----------

Operating Expenses:
  Salaries, payroll taxes and benefits             248,109        313,345
  Depreciation                                      10,426          8,775
  Advertising and promotion                         12,940         12,616
  Rent expense                                      39,870         46,601
  Other operating expenses                          98,749         66,171
                                               -----------     ----------
                                                   410,094        447,508
                                               -----------     ----------
Net Operating Income (Loss)                        (39,523)        12,603

Other Income (Expenses):
  Interest income                                      815          1,072
  Interest (expense)                                (1,751)        (3,417)
  Earnings on investment                             6,584           -
  Realized loss on investment                         -           (26,768)
                                               -----------     ----------
Total Other Income (Expenses)                        5,648        (29,113)
                                               -----------     ----------
Net (Loss)                                         (33,875)       (16,510)

Net Income (Loss) per Common Share             $      (.01)    $     (.01)
                                               ===========     ==========

Weighted Average Number of Shares Outstanding    3,744,444      3,475,000
                                               ===========     ==========










The accompanying notes are an integral part of the consolidated financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Nine Months Ended
                                              September 30,   September 30,
                                                  2002            2001
                                              -------------   -------------

Cash Flows Operating Activities:
  Net (Loss)                                   $   (33,875)    $  (16,510)
    Adjustment to reconcile net income to net
       cash provided  by operating activities:
      Depreciation                                  10,426          8,775
      Loss on investment                              -            26,768
   (Increase) decrease in:
      Accounts receivable                            2,000          5,175
      Deferred offering costs                       12,500           -
      Other                                         12,625        (21,159)
   Increase (Decrease) in:
      Accounts payable and accrued expenses        (26,223)           846
                                               -----------     ----------
Net Cash Provided by (Used in) Operating
 Activities                                        (22,547)         3,895
                                               -----------     ----------

Cash Flows from Investing Activities:
  (Acquisition) of property and equipment          (20,354)        (5,123)
  Decrease in notes receivable                      50,000            550
  Investment in subsidiary                          (4,005)      (130,000)
                                               -----------     ----------
Net Cash Provided by (Used in) Investing
 Activities                                         25,641       (134,573)
                                               -----------     ----------

Cash Flows from Financing Activities:
  Common stock issued                              231,705        105,000
  Distributions to shareholder                        -            (2,400)
  Increase (decrease) in note payable, related
   party                                          (135,000)        80,000
  Draws (payments) on line of credit, net          (35,617)           546
                                               -----------     ----------
Net Cash Provided by Financing Activities           61,088        183,146
                                               -----------     ----------
Increase in Cash                                    64,182         52,468
Cash, Beginning of Period                           60,720         17,306
                                               -----------     ----------
Cash, End of Period                            $   124,902     $   69,774
                                               ===========     ==========
Interest Paid                                  $     1,751     $    3,417
                                               ===========     ==========
Income Taxes Paid                              $      -        $     -
                                               ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           MOUNTAIN STATES HOLDINGS, INC.
                           AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)

(1)  Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities
and Exchange Commission.   While management believes the procedures followed
in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain States Holdings, Inc. later in the year.

     The management of Mountain States Holdings, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Business of the Company

     Mountain States Holdings, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2001, articles of amendment were filed with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc. During August 2002, articles of amendment were filed with the Colorado Secretary of State changing the corporation's name to Mountain States Holding, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares.

     During June 2001 the Company formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre- manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a joint venture and owns 50% of EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes. As of September 30, 2002, EagleSpan Homes, LLC generated revenue through the sale of one of its homes.

     During September 2002, the Company formed a wholly-owned subsidiary named Mountain States Lending, Inc. As of September 30, 2002, Mountain States Lending, Inc. had no operations.

                         MOUNTAIN STATES HOLDINGS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002
                                  (Unaudited)

(3)  Common Stock

     During February 2002, the Company sold in a public offering 250,000 shares of its common stock at an offering price of $1.00 per share, for a total of $250,000 cash.

                                    ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues were $359,018 for the three months ended September 30, 2002 as compared to $328,094 for the three months ended September 30, 2001. The 9% increase in revenues was due to more loan closings during the most recent quarter. The Company closed 89 loans in the most recent quarter as compared to 75 loans closed during the comparable quarter in 2001.

     The cost of loan activities was $206,634 (57.5% of revenues) for the three months ended September 30, 2002 as compared to $195,919 (59.7% of revenues) for the three months ended September 30, 2001.

     Salaries, payroll taxes and benefits were $77,831 for the three months ended September 30, 2002 as compared to $95,980 for the three months ended September 30, 2001. These costs decreased from the prior year primarily because the Company's President quit taking his bonuses after February 2002.

     The Company had a net operating income of $27,838 during the three months ended September 30, 2002 compared to a net operating income of $8,475 during the three months ended September 30, 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues were $779,905 for the nine months ended September 30, 2002 as compared to $879,051 for the nine months ended September 30, 2001. The 11% decline in revenues was due to fewer loan closings during the most recent nine months. The Company closed 193 loans in the most recent nine months as compared to 265 loans closed during the comparable period in 2001. The number of loan closings dropped due to the small increase in mortgage rates during the first two months of 2002 and the smaller number of new home purchases in the area.

     The cost of loan activities was $409,334 for the nine months ended September 30, 2002 as compared to $418,940 for the nine months ended September
30, 2001.   This reduction in costs was directly attributable to the fewer loans closed during the most recent quarter.

     Salaries, payroll taxes and benefits declined to $248,109 for the nine months ended September 30, 2002 as compared to $313,345 for the nine months ended September 30, 2001. The primary reason for the decline is that the Company's President quit taking his bonuses after February 2002.

     The Company had a net operating loss of $39,523 during the nine months ended September 30, 2002 compared to an operating income of $12,603 during the nine months ended September 30, 2001. The net loss was a result of the reduction in revenues caused by the reduced demand for new home loans and refinancings during the first two months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $126,182 at September 30, 2002, compared to $(70,216) at December 31, 2001. The reason for the increase in working capital was that the Company received $231,705 in net proceeds from its initial public offering which closed during February 2002. This was offset in part by the $33,875 loss for the nine months ended September 30, 2002.

     Net cash used in operating activities during the nine months ended September 30, 2002 was $22,547 compared to $3,895 provided by operating activities in the nine months ended September 30, 2001. The increase was due primarily to the net loss of $33,875 incurred during the most recent nine months.

     During the nine months ended September 30, 2002 the Company received $25,641 from investing activities whereas in the nine months ended September 30, 2001 the Company had used $134,573 in investing activities. The Company spent $20,354 on new office equipment during the most recent nine months, and during the nine months ended September 30, 2001 the Company had a one time event where it invested $130,000 in its subsidiary.

     Net cash provided by financing activities was $61,088 during the nine months ended September 30, 2002 compared to $183,146 during the nine months ended September 30, 2001. During the most recent nine months the Company received $231,705 in net proceeds from its initial public offering. $135,000 of these proceeds was used to pay off a note payable and $35,617 was paid against a line of credit.

                                     ITEM 3
                             CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 30, 2002, the Company held a Special Meeting of Shareholders at which the shareholders approved the Company's 2002 Equity Incentive Plan, an increase in the number of authorized shares to 50,000,000 and a change of the Company's name to Mountain States Holdings, Inc. The following sets forth the votes cast for, against or abstaining as to each of the matters presented at the meeting:

Approval of the 2002 Equity Incentive Plan:

          For:       3,323,500
          Against:      12,000
          Abstain:       1,000

Approval of the Increase in the Number of Authorized Shares of Common Stock to 50,000,000:

          For:       3,328,500
          Against:       7,000
          Abstain:       1,000

Approval of a Change in the Company's Name to Mountain States Holdings, Inc.:

          For:       3,328,500
          Against:       7,000
          Abstain:       1,000

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MOUNTAIN STATES HOLDINGS, INC.



Date:  November 18, 2002           By:/s/ Mark E. Massa
                                      ---------------------------------------
                                      Mark E. Massa, President and Director

                               CERTIFICATIONS

     I, Mark E. Massa, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mounta States Holdings, Inc.:

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002


                                  /s/ Mark E. Massa
                                  Mark E. Massa
                                  President
                                  (Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       MOUNTAIN STATES HOLDINGS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Mountain States Holdings, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Mountain States Holdings, Inc.


                                        /s/ Mark E. Massa
                                        Mark E. Massa
                                        Chief Executive Officer
                                        and Principal Financial Officer
                                        November 18, 2002