Form 10KSB
period 2002-12-31
MOUNTAIN STATES HOLDINGS INC
filed 2003-03-31
CIK 1157004

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2002

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 333-67174

                         MOUNTAIN STATES HOLDINGS, INC.
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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 17, 2003, 3,800,000 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $845,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,111,031.

Documents incorporated by reference:  None.




                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     Mountain States Holdings, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when we started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc. During January 2001, we filed articles of amendment with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc., and during September 2002 we changed the name to Mountain States Holdings, Inc. During September 2002, we formed a wholly-owned subsidiary named Mountain States Lending, Inc., and on December 31, 2002, we transferred all of our assets and liabilities related to the mortgage lending business to this new subsidiary.

     We changed our name to Mountain States Holdings, Inc. because our plan is to attempt to acquire additional businesses in order to increase our asset base to the level where we can qualify as a wholesale lender. In accordance with this plan we signed a letter of intent to acquire Continental Mortgage Services LLC on March 3, 2003. One of the conditions to closing this acquisition is that we raise $1 million of equity financing. We are currently exploring ways to raise this financing.

     During June 2001 we formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a 50/50 partnership named EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing seven undeveloped lots in Aurora, Colorado. The lots were purchased for a total purchase price of $250,000. Our share of $125,000 was paid using $45,000 from working capital and borrowing $80,000 from affiliates of Timothy J. Brasel. When the real estate market improves, we intend to complete the infrastucture and install pre-manufactured homes on the lots and then sell the homes. As of March 15, 2003, the only revenue generated in EagleSpan was approximately $14,000 which resulted from the purchase and sale of a townhome that was in foreclosure.

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

     Jumbo, non-conforming and sub-prime loans are loans that do not conform to FNMA or FHLMC underwriting guidelines. Jumbo loans typically involve loan amounts over $275,000. Non-conforming loans are, for example, loans for borrowers who are self-employed and may not be able to verify their income. Sub-prime loans are generally loans for borrowers with less that perfect credit.

     FHA loans are insured by HUD and typically allow for a 3% down payment and generally have less stringent underwriting guidelines than either FNMA or FHLMC. During 2002, FHA loans comprised approximately 25% of our business.

     VA loans are guaranteed by the Veterans Administration. These loans are available to most retired and active duty military personnel and usually allow for no down payment when purchasing a home. During 2002, VA loans comprised approximately 2% of our business.

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

     Approximately 70% to 75% of our loans are originated by our six loan officers, and we pay them between 70% to 85% of these fees as commissions. Each loan officer signs an agreement with the us which provides the amount of compensation paid and that the loan officer will only originate loans for Mountain States Holdings. The agreements also state that the loan officers are now full-time employees per HUD regulations. Our President, who also originates loans, does not receive a commission but his compensation is based somewhat on his production as described in the Management section of this Form 10-KSB. Based on our experience, an experienced loan officer should originate and close 40 or more loans per year.

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

     We intend to purchase undeveloped lots throughout the Denver metro area with a focus on Aurora and the Bennett Watkins area about 20 miles east of Denver. For our first project, we formed a 50/50 partnership with a nonaffiliated entity and purchased 7 undeveloped lots in Aurora, Colorado for $250,000. Our one-half of the investment was financed with an $80,000 loan from affiliates of Timothy J. Brasel and $45,000 from working capital. All costs and profits will be split 50/50 with our partner. The $80,000 loan was repaid during 2002. The lots have been zoned for single family homes and manufactured homes are allowed. Before we can install our first home, we must first complete the roads, sewer, water and utilities. We are currently waiting for the real estate market to improve before commencing with this work.

     We have held discussions with several Denver area banks and we believe that we will be able to obtain 100% financing for the construction of 3 to 4 manufactured homes at one time. We plan to start with one home from Heritage Homes, which we will select, setup and complete before we attempt to sell it. As we are able to start selling these completed homes, we will buy additional homes.

     We will work with local real estate agents that are familiar with the areas where we plan to purchase the lots and build the homes. The listing real estate broker will then prepare the sales material and handle the sales campaign for the individual homes.

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

EMPLOYEES

     We presently have ten full-time employees, including six full-time loan officers.

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

     4. OUR ABILITY TO OPERATE OUR MORTGAGE FINANCING BUSINESS WILL DEPEND ON ECONOMIC CONDITIONS OF THE DENVER METROPOLITAN AREA. The results of our mortgage financing business will depend primarily upon the ability of our employees and the independent loan officers to originate mortgage loans. This ability, in turn, is substantially dependent upon current interest rate levels which affect the degree to which consumers obtain new loans and refinance existing loans. For example, loan origination activity is generally greater in a period of declining interest rates. Economic conditions in the Denver metropolitan area also will have a significant effect on the residential housing market and, therefore, on our loan origination activity. The housing market in the Denver area has been strong for the last ten years. There can be no assurance that such favorable economic conditions will continue.

     5. THE SUCCESS OF OUR MANUFACTURED HOMES BUSINESS WILL DEPEND UPON OUR ABILITY TO FINANCE THE CONSTRUCTION OF THE HOMES AND THE ABILITY OF CONSUMERS TO FINANCE THE PURCHASE OF THE HOMES. We will need to obtain bank financing for the construction of the homes and our customers will need to obtain mortgage financing for their purchase of the homes. The availability, interest rate and other costs of such financing are dependent on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Interest rates for manufactured home loans are sometimes higher than loans for site-built homes. Additionally, manufactured home financing is at times more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for manufactured homes will continue to be available on satisfactory terms. If such financing were to become unavailable, such unavailability would have a material adverse effect on our results of operations.

     6. WE MAY HAVE TROUBLE OBTAINING LOTS WHERE WE CAN PLACE MANUFACTURED HOMES. Manufactured housing communities and individual home placements are subject to local zoning ordinances, building codes, and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas. There can be no assurance that we will be able to find an adequate number of lots where manufactured homes can be built.

     7. WE MAY BE UNABLE TO OBTAIN MANUFACTURED HOMES FROM THE MANUFACTURER ON A TIMELY BASIS. Our business will depend on the ability to obtain delivery of the manufactured homes on a timely basis. If we are unable to do so, our business will be adversely effected and we may lose potential customers.

     8. NO DIVIDENDS ARE ANTICIPATED TO BE PAID IN THE IMMEDIATE FUTURE. We have not paid any dividends on any of our outstanding common stock to date and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all working capital and earnings, if any, to finance the operations of our business and to expand our business.

     9. POSSIBLE FUTURE ISSUANCES OF STOCK BY US WOULD HAVE A POTENTIAL ANTI-TAKEOVER EFFECT. We have authorized capital stock of 50,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Currently, there are 3,800,000 shares of common stock issued and outstanding. Although there are no present plans, agreements or undertakings with respect to our issuance of any shares of stock or related convertible securities, the issuance of any such securities by us could have anti-takeover effects insofar as such securities could be used as a method of discouraging, delaying or preventing a change in our control. Such issuance could also dilute the public ownership of us. Inasmuch as we may, in the future, issue authorized shares of common stock or preferred stock without prior stockholder approval, there may be substantial dilution to the interests of our stockholders. However, given that we are authorized to issue more stock, there can be no assurance that we will not do so. In addition, a stockholder's pro rata ownership interest in us may be reduced to the extent of the issuance and/or exercise of any options or warrants relating to the common stock or preferred stock. The issuance of additional shares of common stock may have the effect of rendering more difficult or discouraging an acquisition or change in our control.

     10. CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS DISCOURAGE A CHANGE IN CONTROL OF OUR COMPANY. As previously noted, pursuant to the certificate of incorporation, the board of directors has the authority to issue up to 5,000,000 shares of preferred stock without action by our stockholders in one or more series having such preferences, rights and other provisions as the board of directors may designate in providing for the issuance of such series. The preferred stock may have rights or preferences superior to those of the common stock. The certificate of incorporation and bylaws contain provisions which may discourage certain transactions which involve an actual or threatened change in our control.

     11. OUR CERTIFICATE OF INCORPORATION PROVIDES INDEMNIFICATION AND LIMITATION OF DIRECTORS' LIABILITY. We currently do not have officer and director liability insurance and no assurances can be given that such insurance will be obtained by us due to the expense of such coverage or, if applied for, that we will qualify for such insurance. Our certificate of incorporation contains a provision eliminating the liability of a director to us or our stockholders for monetary damages for any breach of duty in such capacity, except for liability (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 7-108-40 of the Colorado Business Corporation Act, or (iv) for any transaction from which the director derived an improper personal benefit. We have been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the securities laws, that such provisions are against public policy as expressed in the securities laws and are therefore unenforceable.

     12. THE STOCK IS CONSIDERED A PENNY STOCK AND INVESTORS MAY EXPERIENCE DIFFICULTY IN RESELLING THE SHARES. Our shares are subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell our shares in the secondary market. In addition, many states do not allow or place severe restrictions on the resale of penny stocks.

     13. SHARES ELIGIBLE FOR FUTURE SALE. We currently have 3,800,000 shares outstanding and the following is a breakdown of these shares:

          Free Trading                                250,000 Shares
          Restricted:
            Eligible for sale under Rule 144        3,550,000 Shares

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2002.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "MSLG." The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.


                                                  Bid
             Quarter Ended                   High     Low
             -------------                   ----     ---

             March 31, 2002                   --       --
             June 30, 2002                    --       --
             September 30, 2002              $1.00    $ .75
             December 31, 2002               $1.12    $1.05

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 24, 2003, was 74. This does not include shares held in street name.

     (c) DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2002, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, financial and business challenges making it more difficult than expected to sell our services. We may be unable to hire and retain our key sales, and management personnel; there may be other material adverse changes in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by Mountain States Holdings, Inc. pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.


RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 VS. YEAR ENDED DECEMBER 31, 2001.

     Our revenues decreased from $1,188,112 in the year ended December 31, 2001 to $1,111,031 in the year ended December 31, 2002, a 6% decrease. The decrease was due to the decrease in loan closings which was due to the fact that we had one less loan officer during 2002. During the year ended December 31, 2001, we closed 354 loans and during the year ended December 31, 2002, we closed 289 loans.

     The cost of loan activities increased from $568,807 in the year ended December 31, 2001, to $593,444 in the year ended December 31, 2002, a 4% increase. This cost primarily represents the amounts paid as commissions to the loan officers. Mark Massa, our President, originates approximately 25% to 30% of our loans and his salary and bonuses are included under the salaries line item in operating expenses. The remaining loans were originated by independent loan officers.

     Our operating expenses decreased from $625,047 in the year ended December 31, 2001 to $567,672 in the year ended December 31, 2002, a 9% decrease. This decrease was due to the lower level of loan activity. This amount also includes the compensation paid to our President which decreased from $283,000 in 2001 to $183,000 in 2002.

     We had a net operating loss of $50,085 in the year ended December 31, 2002 compared to a net operating loss of $5,742 in the year ended December 31, 2001. The larger operating loss in the most recent year was primarily attributable to the fact that the revenues from loan closings dropped $77,081 while the costs directly associated with the loans increased by approximately $24,600. Other operating expenses also increased $29,650 due in part to expenses incurred in evaluating acquisition candidates and financing alternatives.

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

     Our operating expenses increased from $307,666 in the year ended December 31, 2000 to $625,047 in the year ended December 31, 2001, a 103% increase. This increase was due to costs associated with the increased level of loan activity. This amount also includes the compensation paid to our President which increased from $202,699 in 2000 to $283,000 in 2001. We added one person in the administrative staff during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital was $114,208 at December 31, 2002, compared to a negative working capital of $(70,216)at December 31, 2001.

     Net cash (used in) provided by operating activities for the year ended December 31, 2002 was $(15,870) compared to $7,159 for the prior year. The decrease was due primarily to the decrease in accounts payable during the year ended December 31, 2002.

     Net cash provided by (used in) investing activities was $(199,922) in 2001 compared to $26,131 in 2002.

     During the year ended December 31, 2001 we reported net cash provided by financing activities of $236,177 as compared to net cash provided by financing activities of $61,088 in the year ended December 31, 2002.

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

                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

        Name              Age              Positions and Offices Held
        ----              ---              --------------------------

     Mark E. Massa        44       President and Director of Mountain States
                                   Lending and Director of Mountain Eagle
                                   Homes, Inc.

     Patricia A. Lowe     56       Director


     There is no family relationship between any Director or Executive Officer of Mountain States Holdings.

     Set forth below are the names of all Directors and Executive Officers of Mountain States Holdings, all positions and offices with us held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     MARK E. MASSA - PRESIDENT AND DIRECTOR. Mr. Massa has served as the President and as a Director of Mountain States Holdings since May 1998, and as a Director of Mountain Eagle Homes, Inc. since June 2001. From December 1991 through 1998, he worked as an independent mortgage broker providing first and second mortgage loans for borrowers primarily in Colorado. From 1983 to 1990, he worked as a stock broker for several firms including J.W. Gant, Kober Financial, and Private Investors Cartel.

     PATRICIA A. LOWE   DIRECTOR.  Ms.Lowe has served as a director of
Mountain States Holdings since November 2002. She has served as Vice President and Branch Manager for Broad Street Mortgage Co., Denver, Colorado since 2001. From 2000 until 2001, she was employed as a contract underwriter for Flagstar in Denver, Colorado. From 1998 until 2000, she served as Vice President and Regional Branch Manager for Provident Funding Associates, L.P. From 1993 until 1998 she served as Senior Vice President, Central Region for National Mortgage Corporation. From 1978 until 1993. she was employed by World Savings, a/k/a World Mortgage Company, where she held several positions the most recent of which was Vice President, Wholesale Account Executive.

     Our Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of Mountain States Holdings are elected by the board of directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, or until they shall resign or have been removed from office.

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

ITEM 10.  EXECUTIVE COMPENSATION

     Following tables set forth information regarding executive compensation for our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for any of the years ended December 31, 2002, 2001 or 2000.

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards          Payouts
                           ------------------------    ---------------------   -------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus     sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----     ------   ----------   --------   -------   -------
Mark E. Massa        2002   $144,000 $ 39,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 President and Chief 2001   $144,000 $139,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 Executive Officer   2000   $ 60,000 $142,699  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
                                       (1)
______________

(1) Represents S Corporation distributions.

         OPTION/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2002

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

2002 EQUITY INCENTIVE PLAN

     In March 2002, the Company's Board of Directors approved the establishment of the 2002 Equity Incentive Plan (the "Plan"), and the Plan was approved by the shareholders in September 2002. The Board of Directors believes that the Plan advances the interests of the Company by encouraging and providing for the acquisition of an equity interest in the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior Company performance. The Board believes it will also enable the Company to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     The Plan allows the Board, or a committee established by the Board, to award restricted stock and stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time an option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options may only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted.

     The Plan also provides that the Board, or a committee, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as the Board or committee determines.

     The total number of shares of Common Stock available for grant and issuance under the Plan may not exceed 2,500,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.

     As of March 31, 2003, there were options outstanding under the Plan to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of March 15, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark E. Massa                        1,472,000              38.7%
7435 East Peakview Ave.
Englewood, CO  80111

Timothy J. Brasel                    1,425,000 (1)          37.5%
5770 South Beech Court
Greenwood Village, CO
  80121

Susan Brasel                           450,000 (2)          11.8%
5790 South Beech Court
Greenwood Village, CO 80121

Patricia A. Lowe                        10,000 (3)           --
7435 East Peakview Ave.
Englewood, CO  80111

All Directors and                    1,482,000              38.7%
Executive Officers as
a Group (2 persons)
__________________

(1) Includes 775,000 shares held by Brasel Family Partners, Ltd., for which Mr. Brasel serves as general partner; 350,000 shares held by Mr. Brasel's children; 175,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; and 125,000 shares which represents 50% of the shares held by LaMirage Trust.

(2) Includes 200,000 shares held by Nasus Lesarb Ltd. and 250,000 shares held by LaMirage Trust.

(3)  Represents 10,000 shares underlying currently exercisable options.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of Mountain States Holdings.

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

     During June 2001, three trusts for Timothy J. Brasel and his relatives have loaned Mountain States Holdings a total of $80,000 to help fund the purchase of seven undeveloped lots in Aurora, Colorado. These loans bear interest at nine percent (9%) and were paid in full during the year ended December 31, 2002.

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

  3.3     Articles of Amendment to      Filed herewith electronically
          Articles of Incorporation
          changing name to Mountain
          States Holdings, Inc.

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

 10.6     2002 Equity Incentive Plan    Filed electronically herewith

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                            FINANCIAL STATEMENTS

                                                                     Page
Review Report of Independent Certified
Public Accountants ................................................  F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets ....................................  F-3

   Consolidated Statements of Operations ..........................  F-4

   Consolidated Statement of Changes in Stockholder's Equity ......  F-5

   Consolidated Statements of Cash Flows ..........................  F-6

   Notes to Consolidated Financial Statements .....................  F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Mountain States Holdings, Inc.
   & Consolidated Subsidiaries
Englewood, Colorado

We have audited the balance sheets of Mountain States Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 2002 and 2001 and the related income statements, changes in stockholder's equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 2002 and 2001 and the results of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

February 21, 2003

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               December 31,    December 31,
                                                  2002            2001
                                               ------------    ------------
Current Assets
  Cash and equivalents                          $ 132,069       $  60,720
  Accounts Receivable                                -              2,000
  Note receivable, current portion                   -             50,000
  Prepaid expenses and other current assets         3,017          22,236
                                                ---------       ---------
Total Current Assets                              135,086         134,956

Property & equipment, net of accumulated
 depreciation of $61,767 and $46,833 at
 December 31, 2002 and December 31, 2001,
 respectively                                      75,997          61,662
Deferred offering costs                              -             12,500
Investment                                        140,521         137,249
                                                ---------       ---------
Total Assets                                    $ 351,604       $ 346,367
                                                =========       =========

                      LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable and accrued expenses         $  20,878       $  34,555
  Note payable, current portion                      -             35,617
  Notes payable, related party                       -            135,000
                                                ---------       ---------
Total Current Liabilities                          20,878         205,172
                                                ---------       ---------
Total Liabilities                                  20,878         205,172
                                                ---------       ---------

Commitments (Notes 1,5,7,8,9,11,12 and 13)

Stockholders' Equity
  Preferred stock, no par value, 5,000,000
    share authorized, none issued and
    outstanding                                      -               -
  Common stock, no par value, 50,000,000
    share authorized, 3,800,000 issued and
    outstanding at December 31, 2002 and
    3,550,000 issued and outstanding at
    December 31, 2002                             337,705         106,000
  Additional paid-in capital                       74,837          74,837
  Accumulated deficit                             (81,816)        (39,642)
                                                ---------       ---------
Total Stockholders' Equity                        330,726         141,195
                                                ---------       ---------
Total Liabilities & Stockholders'
  Equity                                        $ 351,604       $ 346,367
                                                =========       =========

The accompanying notes are an integral part of the financial statements.

                       MOUNTAIN STATES HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended Year Ended
                                                December 31,   December 31,
                                                    2002           2001
                                                -----------    ------------
Revenue:
   Fees from loan activities                    $ 1,111,031    $ 1,188,112
   Cost of loan activities                          593,444        568,807
                                                -----------    -----------
Gross Profit                                        517,587        619,305

Operating Expenses:
   Salaries, payroll taxes and benefits             329,778        423,142
   Depreciation                                      14,934         12,947
   Advertising & Promotion                           20,754         16,833
   Rent expense                                      52,940         52,509
   Other operating expense                          149,266        119,616
                                                -----------    -----------
Total Operating Expenses                            567,672        625,047
                                                -----------    -----------
Net Operating Income (Loss)                         (50,085)        (5,742)
                                                -----------    -----------

Other Income (Expenses):
   Interest income                                      990          1,206
   Interest (expense)                                (1,751)        (4,436)
   Gain (Loss) on disposition of asset                 -            (3,902)
   Realized (loss) on investment                       -           (26,768)
   Earnings from joint venture                        8,672           -
                                                -----------    -----------
Total Other Income (Expenses)                         7,911        (33,900)
                                                -----------    -----------
Net (Loss)                                      $   (42,174)   $   (39,642)
                                                -----------    -----------
Net (Loss) per Common Share                     $     (0.01)   $     (0.01)
                                                -----------    -----------

Weighted Average Number of Shares Outstanding     3,758,333      3,475,000
                                                ===========    ===========













The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From December 31, 2000 through December 31, 2002


                                                Additional       Other
                       Common       Stock        Paid_in     Comprehensive   Accumulated
                     No./Shares     Amount       Capital     Income (Loss)     Deficit      Total
                     ----------     ------      ----------   -------------   -----------   --------
Balance at December
31, 2000             1,750,000    $  1,000      $ 5,119       $(26,768)     $100,706      $ 80,057

Issuance of common
stock at $.02
per share            1,500,000      30,000         _              _              _          30,000

Issuance of common
stock at $.25
per share              300,000      75,000         _              _              _          75,000

Distribution of
marketable securities     _           _            _            26,768           _          26,768

Distributions to
shareholders              _           _            _              _           (30,988)     (30,988)

Conversion from S
Corporation status
to C Corporation
status                    _           _          69,718           _           (69,718)        _

Net (loss) for the
year ended December
31, 2001                  _           _            _              _           (39,642)     (39,642)
                     ---------    --------      -------       --------      ---------     --------
Balance at December
31, 2001             3,550,000     106,000       74,837           _           (39,642)     141,195

Issuance of common
stock at $.93
per share              250,000     231,705         _              _               _        231,705

Net (loss) for the
year ended December
31, 2002                  _           _            _              _           (42,174)     (42,174)
                     ---------    --------      -------       --------      ---------     --------
Balance at December
31, 2002             3,800,000    $337,705      $74,837       $   _         $ (81,816)    $330,726
                     =========    ========      =======       ========      =========     ========



The accompanying notes are integral part of the financial statements

                        MOUNTAIN STATES HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             December 31,       December 31,
                                                 2002               2001
                                             ------------       ------------
Cash flows from Operating Activities:
 Net (Loss)                                   $ (42,174)         $ (39,642)

Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                  14,934             12,948
  (Earnings) loss on investment                    -                26,768
  Disposition of assets                            -                 3,902
  Earnings from joint venture                    (8,672)              -
 Increase (decrease) in:
  Account Receivable                              2,000              3,175
  Other                                          19,219             (4,263)
  Deferred offering costs                        12,500            (12,500)
 Increase (decrease) in:
  Accounts payable and accrued expenses         (13,677)            16,771
                                              ---------          ---------
Net cash provided by(used in) Operating
 Activities                                     (15,870)             7,159

Cash flow from Investing Activities:
 (Increase) decrease in notes receivable           -               (49,450)
 Repayments of notes receivable                  50,000               -
 Distributions from (investment in) joint
  venture                                         5,400           (137,500)
 (Acquisition) of property and equipment        (29,269)           (12,972)
                                              ---------          ---------
Net Cash Provided by (Used in) Investing
 Activities                                      26,131           (199,922)

Cash flows from Financing Activities:
 Common stock issued                            231,705            105,000
Distribution to stockholder                        -                (2,400)
Repayment of note payable, related party       (135,000)           135,000
(Payments) on line of credit, net               (35,617)            (1,423)
                                              ---------          ---------
Net Cash Provided by Financing Activities        61,088            236,177

Net increase in Cash                             71,349             43,414

Cash, beginning of period                        60,720             17,306

Cash, end of period                             132,069             60,720

Interest paid                                     6,187              1,776

Income tax paid                                    -                  -

The accompanying notes are an integral part of the financial statements.

                      MOUNTAIN STATES HOLDINGS, INC.
               Notes to Consolidated Financial Statements
                       December 31, 2002 and 2001

(1)  Summary of Significant Accounting Policies

This summary of significant accounting policies of Mountain States Holdings, Inc., (Company) and its wholly owned subsidiaries, Mountain States Lending, Inc. and Mountain Eagle Homes, Inc., and 50% owned Eaglespan Homes, LLC is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Principles of Consolidation

     The consolidated financial statements include the accounts of the companies listed above for the years ended December 31, 2002 and December 31, 2001 or since the date of inception or acquisition. All intercompany account balances have been eliminated in the consolidation. The Company uses a December 31 year-end.

     The Company was incorporated under the laws of the State of Colorado on September 12, 1990. During January 2001, the Company changed its name from Slam Dunk Enterprises, Inc. to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing its name to Mountain States Holding, Inc. and increasing the authorized common stock from 20,000,000 to 50,000,000 shares. The primary business activity is loan origination and brokerage. The Company does not customarily service any of the loans it originates.

     During September 2002, the Company formed a wholly-owned subsidiary named Mountain States Lending, Inc. On December 31, 2002, the Company transferred its assets and liabilities to Mountain States Lending, Inc in exchange for 1,000 shares of common stock.

     Mountain Eagle Homes, Inc. (MEH) was incorporated under the laws of the State of Colorado on June 1, 2001 for the purpose of manufacturing homes. During June 2001, MEH and another entity formed Eaglespan Homes, LLC (Eaglespan) and MEH invested $137,500 in and loaned $50,000 to Eaglespan Homes, LLC to purchase real estate. Eaglespan has been accounted for using the equity method.

     (b)  Per Share Information

     Per share information is determined using the weighted average number of shares outstanding during the periods indicated after giving effect for the stock splits.

                         MOUNTAIN STATES HOLDINGS, INC.
                  Notes to Consolidated Financial Statements
                          December 31, 2002 and 2001

(1)  Summary of Significant Accounting Policies, continued

     (c)  Property and Equipment

     Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to ten years.

     (d)  Valuation of long-lived assets

     In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     (e)  Concentration of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents.

     (f)  Cash Equivalents

     The Company considers all short-term investments in securities that mature in 90 days or less to be cashed equivalents.

     (g)  Advertising & Promotion

     Advertising expenses including marketing and promotional expenses associated with its operations are expensed as incurred. During the year ended December 31, 2002 and 2001, advertising and promotion expenses totaled $20,754 and $16,833. respectively.

                       MOUNTAIN STATES HOLDINGS, INC.
               Notes to Consolidated Financial Statements
                        December 31, 2002 and 2001

(1)  Summary of Significant Accounting Policies, continued

     (h)  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     (i)  Customer Funds

     In the normal course of business, the Company collects the estimated costs of credit reports and appraisal fees in advance from mortgage applicants. These funds are deposited into a separate bank account.

     (j)  Revenue Recognition

     Fees from loan activities are recorded when the loan closing or settlement occurs. The decision rights of the borrower may extend the settlement date 3-5 days after the closing event. If recission rights apply, fees are recorded once the recission period ends. Payment of the Company's fees may be at closing and/or directly from the investor.

     (k)  Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the provision of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Under FAS 109, measurement is computed using applicable current tax rates. Management has used a 30% combined federal and state rate for purposes of calculating deferred taxes.

     As of December 31, 2002, the Company had net operating losses available for carry forward of approximately $65,000, expiring in years through 2022. Future utilization of these carryovers may be limited due to changes in control of the Company. As of December 31, 2002, the Company has total deferred tax assets of approximately $19,000 due to operating loss carry forwards. However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $19,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2002.

                        MOUNTAIN STATES HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2002 and 2001

(1)  Summary of Significant Accounting Policies, continued

     (l)  Related Party Transactions

     The company leases space in an office condominium complex from the president of the Company who owns the unit. The leases commenced in November 1, 2000 and runs through October 31, 2004. The lease requires $ 4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees.

(2)  Common Stock

     The Articles of Incorporation of the Company authorize issuance of a maximum of 1,000,000 share of no par value common stock. Effective January 22, 2001 the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 20,000,000. Effective September 2002, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 50,000,000. At December 31, 2000, there were 1,750,000 shares of common stock issued and outstanding, all of which were owned by its president. Effective January 1, 2001, the company issued 1,500,000 restricted shares of its common stock to various individuals for $30,000 cash. During March 2001, the Company sold in a private placement 300, 000 shares of it's common stock to 8 accredited and 19 non-accredited investors, at an offering price of $.25 per share, for a total of $75,000 in cash. During February 2002, the Company sold in a public offering 250,000 shares of its common stock at an offering price of $1.00 per share, for cash of $250,000 less deferred offering costs of $18,295.

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

                        MOUNTAIN STATES HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2002 and 2001

(4)  Marketable Securities, continued

     The Company filed federal and state income tax returns as a S Corporation until December 31, 2000, and therefore paid no tax. Effective January 2001, the company terminated it's S Corporation status and therefore there may be a tax benefit or expenses related to the unrealized gains or losses on investments.

                                      Before tax   Tax (Expense)  Net of Tax
                                        Amount      or Benefit      Amount
                                      ----------   -------------  ----------
Year ended December 31, 2001
 Realized losses from
 distribution of securities            $26,768      $    -         $ 26,768
                                       -------      --------       --------
Net realized losses on Securities      $26,768      $    -         $ 26,768
                                       -------      --------       --------
Balance at December 31, 2000                                        (26,768)
Year ended December 31, 2001                                         26,768
                                                                   --------
Balance at December 31, 2001                                       $   -
                                                                   ========

(5)  Leases

     Effective September 1, 1999, the Company entered into an operating lease with it's president for office space facilities. Initial monthly rental payments are $2,500 plus operating costs. Effective November 1, 2000, the operating lease was renewed with monthly rental payments increasing to $4,000 per month, Expiring September 2004. The Company also has an equipment lease which requires monthly payments of $390 for sixty months expiring in 2005.

     Future minimum rentals under all operating leases with terms exceeding twelve months are follows:

                   Year ending
                   December 31,
                   ------------
                      2003               $  52,680
                      2004                  40,680
                      2005                   1,560
                                         ---------
                     Total               $  94,920
                                         =========

Rent expenses for the year ended December 31, 2002 and 2001 totaled approximately $52,940 and $52,509, respectively.

                        MOUNTAIN STATES HOLDINGS, INC.
                Notes to Consolidated Financial Statements
                         December 31, 2002 and 2001

(6)  Property and Equipment

     A summary of the Company's investment in property, equipment and associated accumulated depreciation is as follows:

                                          December          December
                                          31, 2002          31, 2001
                                         ----------        ----------
Building improvements                    $    9,468        $    9,468
Vehicle                                      36,000            36,000
Equipment                                    92,296            63,027
                                         ----------        ----------
   Total property and equipment             137,764           108,495
Less accumulated depreciation               (61,767)          (46,833)
                                         ----------        ----------
   Net Property and Equipment            $   75,997        $   61,662
                                         ==========        ==========

(7)  Loan Officer Agreements

     The company has entered into agreements with its loan officers whereby the loan officers receive commissions, varying from 75% to 85% of loan revenues remaining after any outstanding due and payable charges by lender at time of closing. These agreements may de terminated with 15 days notice to the other party.

(8)  Line of Credit and Notes Payable

     The Company maintains a line of credit of $50,000 with a financial institution. The line has an interest rate of prime plus two and one half percent. Interest is charged monthly and a variable payment is required each month. At December 31, 2002 and December 31, 2001, the Company owed $0 and $35,617, respectively, on this line.

     During the year ended December 31, 2001, the company borrowed $135,000 from a related party. These notes bore interest at 9% per annum, were uncollateralized and were paid in full in during the year ended December 31, 2002.

(9)  Joint Venture

     In June 2001, the Company's subsidiary, Mountain Eagle Homes, Inc. entered into a joint venture agreement with another entity to purchase, develop and sell property. Mountain Eagle Homes, Inc. is a 50% partner. At December 31, 2002 and 2001, the company had invested a total of $140,521 and $137,149 respectively, and loaned $0 and $50,000 respectively, to this joint venture primarily for the purpose of purchasing real state in the Denver area. During the year ended December 31, 2002 Mountain Eagle Homes recorded a gain of $13,949 and operating losses of $5,314 from this investment.

                        MOUNTAIN STATES HOLDINGS, INC.
                 Notes to Consolidated Financial Statements
                         December 31, 2002 and 2001

(10) Conversion from S Corporation to C  Corporation Status

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

(11) Commitments

     Effective October 1,2001, the Company entered into a two year agreement with a shareholder, who was formerly president of the company's subsidiary, Mountain Eagle Homes, Inc., to provide management services to their manufacturing home segment of the business. The shareholder is to be paid 30% of any profits generated from the sale of manufactured homes. During the year ended December 31, 2002, this shareholder was paid $2,822 from profits generated from the sale of an investment.

(12) Equity Incentive Plan

     Effective August 30, 2002, shareholders approved the Company's 2002 Equity Incentive Plan. The Plan permits the grant of up to 2,500,000 shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses, and other stock grants to certain key employees and consultants of the Company. There were no options issued or outstanding for the year ended December 31, 2002.

(13) Subsequent Event

     During February 2003, the Company signed a letter of intent to acquire another entity in the mortgage lending business. The acquisition is contingent on the Company raising $1 million of equity financing.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.


Dated:  March 31, 2003              By:/s/ Mark E. Massa
                                       Mark E. Massa, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                    Capacity                    Date



/s/ Mark E. Massa              President and Director       March 31, 2003
Mark E. Massa



/s/ Patricia A. Lowe           Director                     March 31, 2003
Patricia A. Lowe

                                CERTIFICATIONS

     I, Mark E. Massa, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Mountain States Holdings, Inc.:

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

            (c) presented in this report our conclusions about the effectivenss of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003


                                  /s/ Mark E. Massa
                                  Mark E. Massa
                                  President and Chief Financial Officer
                                  (Principal Executive Officer and
                                  Principal Financial Officer)

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       MOUNTAIN STATES HOLDINGS, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Annual Report on Form 10-KSB of Mountain States Holdings, Inc. for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Mountain States Holdings, Inc.


/s/ Mark E. Massa
Mark E. Massa
Chief Executive Officer and
Chief Financial Officer
March 31, 2003