Form 10QSB
period 2003-03-31
MOUNTAIN STATES HOLDINGS INC
filed 2003-05-20
CIK 1157004

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended March 31, 2003

      or

[  ]  Transition Report Pursuance to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

      For the transition period from  ________ to ________


                      Commission File Number 333-67174

                         MOUNTAIN STATES HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                        84-1153946
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


              7435 East Peakview Avenue, Englewood, CO 80111
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)


                               (303) 740-5455
            --------------------------------------------------
            Registrant's telephone number, including area code


                                     NA
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [ X ] Yes    [  ] No


As of March 31, 2003, Registrant had 3,800,000 shares of common stock, no par value, outstanding.





                                    INDEX

                                                                      Page
                                                                     Number

Part I. Financial Information

        Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2003 (Unaudited) and
           December 31, 2002 .......................................   3

           Consolidated Statements of Operations,
           Three Months Ended March 31, 2002
           and March 31, 2003 (Unaudited) ..........................   4

           Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 2002
           and March 31, 2003 (Unaudited) ..........................   5

           Notes to Consolidated Financial Statements ..............   6

        Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations .............   9

        Item 3. Control and Procedures .............................   10

Part II Other Information ..........................................   11

Signatures .........................................................   12

                          MOUNTAIN STATES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                  March 31,    December 31,
                                                    2003          2002
                                                  ---------    ------------
                                                 (Unaudited)   (See Note 1)

Current Assets
 Cash and Equivalents                             $  81,280     $ 132,069
 Prepaid expenses and other current assets            4,140         3,017
                                                  ---------     ---------
Total Current Assets                                 85,420       135,086

Property & Equipment, net of accumulated
 depreciation of $66,745 and $61,767 at
 March 31, 2003 and December 31, 2002
 respectively (Note 6)                               72,021        75,997
Investment                                          140,521       140,521
                                                  ---------     ---------
Total Assets                                      $ 297,962     $ 351,604

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts Payable and accrued expenses            $  15,185     $  20,878
                                                  ---------     ---------
Total Current Liabilities                            15,185        20,878

Total Liabilities                                    15,185        20,878
                                                  ---------     ---------

Commitments(Note 3)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and
  outstanding                                          -             -
 Common stock, no par value, 50,000,000
  share authorized, 3,800,000 issued and
  outstanding at March 31, 2003 and
  at December 31, 2002                              337,705       337,705
Additional paid-in capital                          126,837        74,837
Accumulated deficit                                (181,765)      (81,816)
                                                  ---------     ---------
Total Stockholders' Equity                          282,777       330,726
                                                  ---------     ---------
Total Liabilities & Stockholders' Equity          $ 297,962     $ 351,604




The accompanying notes are an integral part of the consolidated financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three months ended
                                                 ------------------------
                                                  March 31,     March 31,
                                                    2003          2002
                                                  ---------     ---------

Fees from loan activities                         $ 259,894     $ 160,915
Cost of loan activities                             163,401        61,721
                                                  ---------     ---------
Gross Profit                                         96,493        99,194

Operating Expenses
 Salaries, payroll taxes and benefits                73,286        96,612
 Options granted                                     52,000          -
 Depreciation                                         4,978         3,293
 Advertising & Promotion                              8,710         7,979
 Rent expense                                        12,600        13,444
 Other operating expense                             45,071        43,559
                                                  ---------     ---------
Total Operating Expenses                            196,645       164,887
                                                  ---------     ---------

Net Operating (Loss)                               (100,152)      (65,693)

Other Income (Expenses)
 Interest income                                        203            35
 Interest (expense)                                    -           (1,751)
                                                  ---------     ---------
Total Other Income (Expenses)                           203        (1,716)

Net (Loss)                                        $ (99,949)    $ (67,409)

Net (Loss) per Common Share                       $   (0.03)    $   (0.02)

Weighted Average Number of Shares
 Outstanding                                      3,800,000     3,675,000














The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    Three months ended
                                                 ------------------------
                                                  March 31,     March 31,
                                                    2003          2002
                                                  ---------     ---------

Cash flows from Operating Activities:
 Net (Loss)                                       $ (99,949)    $ (67,409)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
 Depreciation                                         4,978         3,293
 Options granted                                     52,000          -

(Increase) decrease in:
 Accounts Receivable                                   -            2,000
 Deferred Offering Costs                               -           12,500
 Other                                               (1,123)        4,223

Increase (decrease) in:
 Accounts payable and accrued expenses               (5,693)       (6,195)
 Other                                                 -               10

Net Cash (Used in) Operating Activities             (49,787)      (51,578)

Cash flow from Investing Activities:
 (Acquisition) of property and equipment             (1,002)      (13,594)

Net Cash (Used in) Investing Activities              (1,002)      (13,594)

Cash flows from Financing Activities:
 Common stock issued                                   -          231,705
(Decrease) in note payable, related party              -         (135,000)
Draws (payments) on line of credit, net                -          (35,617)

Net Cash Provided by Financing Activities              -           61,088

Net (decrease) in Cash                              (50,789)       (4,084)

Cash, beginning of period                           132,069        60,720

Cash, end of period                                  81,280        56,636

Interest paid                                          -            1,751

Income tax paid                                        -             -




The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES
                                 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2003 (Unaudited)

1)   Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (company) without audit, pursuant to the rules of the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain State Holding, Inc. later in the year.

     The management of Mountain State Holding, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2)   Business of the Company.

     Mountain State Holding, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Holding, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares.

     During June 2001, the Company formed a wholly owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured home business, Mountain Eagle Homes entered into a joint venture and owns 50% of EagleSpan Homes, LLC on June 21, 2002, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes.

     During September 2002, the Company formed a wholly owned subsidiary named Mountain States Lending, Inc. On December 31, 2002, the Company transferred its assets and liabilities relating to the mortgage lending business to Mountain States Lending, Inc.

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES
                                 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2003 (Unaudited)

(3)  Stock-Based Compensation

     Stock options

     As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses are recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

     The Company's Board of Directors has granted non-qualified stock options and warrants to officers, employees and a non-employee of the Company. The following is a table of outstanding options and changes during 2003:

                                                                 Weighted
                                                        Non-      Average
                                           Employee   employee   Exercise
                                           Options    Options     Price
                                           --------   --------   --------
Options Outstanding, December 31, 2002        -          -          -
  Options granted:
    Employees                               55,000                 1.00
    Non-employees                             -        45,000      1.00
  Options expired                             -          -          -
  Options exercised                           -          -          -
                                            ------     ------      ----
Options Outstanding, March 31, 2003         55,000     45,000      1.00
                                            ======     ======      ====


     At March 31, 2003, all outstanding options are 100% vested.

     If not previously exercised or canceled, options outstanding at March 31, 2003 will expire on January 30, 2008.

Pro Forma Stock-Based Compensation Disclosures

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has been recognized for grants of options to employees since the exercise prices were lower than the fair value of the Company's common stock on the grant dates. Compensation of $38,250 has been recorded for the estimated fair value of options granted to non-employees. Had compensation cost for employees been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES
                                 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2003 (Unaudited)

(3)  Stock-Based Compensation, Continued

                                                Three Months Ended March 31,
                                                     2003          2002
                                                   ---------      -------

Net income (loss) applicable to common
stockholders
  As reported                                      $ (99,948)     $(9,782)
  Pro forma                                         (132,948)      (9,782)

Net income (loss) per share applicable to
common stockholders
  As reported                                      $   (.026)     $ (.003)
  Pro forma                                            (.035)       (.003)

Options granted during 2003 consist of:

                                     Weighted average fair  Weighted average
         Year and Type                value at grant date    exercise price
----------------------------------   ---------------------  ----------------

Three months ending March 31,
2003:
  Exercise price equals fair value:            -                   -
  Fair value exceeds exercise price:          1.25                1.00


The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:


     Expected Volatility:          85%

     Risk-free interest rate:     1.69%

     Expected Dividends:           -

     Expected Term in Years:       5

                                    ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2003 VS. THREE MONTHS ENDED MARCH 31, 2002

     Revenues were $259,894 for the three months ended March 31, 2003 as compared to $160,915 for the three months ended March 31, 2002. The increased revenue is due to an increased number of loans closed during the first three months of 2003 compared to the same period in 2002. The number of loans closed in the first quarter 2003 was 64 compared to 52 loans in the first quarter 2002. The amount received per loan closed has also increased.

     The cost of loan activities was $163,401 (62.9% of revenue) for the three months ended March 31, 2003 as compared to $61,721 (38.4% of revenues) for the three months ended March 31, 2002. In addition to increased loan closings, commissions paid to loan officers also increased.

     Salaries, payroll taxes and benefits were $73,286 for the three months ended March 31, 2003 as compared to $96,612 for the three months ended March 31, 2002. These costs decreased from the prior year primarily from the decrease in bonuses subsequent to February 2002.

     During the three months ended March 31, 2003 the company granted 100,000 options resulting in an expense of $52,000. No options were granted in the prior year.

     The Company had a net operating loss of $100,152 during the three months ended March 31, 2003 compared to a net operating loss of $65,693 during the three months ended March 31, 2002. The primary reason for the increased loss was due to the non-cash option expense of $52,000.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's working capital was $70,235 at March 31, 2003 compared to $114,208 at December 31, 2002.

     Net cash used in operating activities during the three months ended March 31, 2003 was $49,787 compared to $51,578 used in operating activities in the three months ended March 31, 2002.

     During the three months ended March 31, 2003 the company used $1,002 from investing activities whereas in the three months ended March 31, 2002 the Company used $13,594 cash from investing activities.

     No cash was provided for or used in financing activities during the three months ended March 31, 2003 compared to $61,088 provided during the three months ended March 31, 2002.

                                    ITEM 3

                             CONTROL AND PROCEDURES

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control or in other factors that could significantly affect these controls subsequent to date of their evaluation.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


         99.1     Certification of Chief       Filed herewith
                  Executive Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

         99.2     Certification of Chief       Filed herewith
                  Financial Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.


Date:  May 20, 2003                 By:/s/ Mark E. Massa
                                       Mark E. Massa, President and Director

                                CERTIFICATIONS

     I, Mark E. Massa certify that:

     1. I have reviewed this quarterly report on form 10-QSB on Mountain State Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation an cash flows of the registrant as of, an for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as define exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"): and

         c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                        /s/ Mark E. Massa
                                        Mark E. Massa
                                        President
                                        (Principal Executive Officer)
                                        (Principal Financial Officer)




                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER OF
                          MOUNTAIN STATE HOLDING, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     I certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Mountain State Holdings, Inc. for the period ending March 31, 2003:

     1. Complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Mountain States Holding, Inc.


May 20, 2003                             /s/ Mark E. Massa
                                         Mark E. Massa
                                         Chief Executive Officer
                                         and Chief Financial Officer