Form 10QSB
period 2003-06-30
MOUNTAIN STATES HOLDINGS INC
filed 2003-08-14
CIK 1157004

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 2003

      or

[  ] Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the transition period from  ________ to __________


                      Commission File Number   333-67174


                       MOUNTAIN STATES HOLDINGS, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Colorado                                   84-1153946
     -------------------------------                 ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


      7435 East Peakview Avenue, Englewood, CO              80111
     --------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


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


As of June 30, 2003, Registrant had 3,800,000 shares of common stock, no par value, outstanding.

                                    INDEX


                                                                       Page
                                                                      Number

Part I. Financial Information

        Item 1 Consolidated Financial Statements

          Review report of Independent Certified Public Accountant

                   Consolidated Balance Sheets as of
                   June 30, 2003 (Unaudited) and
                   December 31, 2002 ..................................  3

                   Consolidated Statements of Income,
                   Three Months Ended June 30, 2002
                   and June 30, 2003 (Unaudited) ......................  4

                   Consolidated Statements of Income,
                   Six Months Ended June 30, 2002
                   and June 30, 2003 (Unaudited) ......................  5


                   Consolidated Statements of Cash Flow,
                   Six Months Ended June 30, 2002
                   and June 30, 2003 (Unaudited) ......................  6

                    Notes to Consolidated Financial Statements ........  7

        Item 2 Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations ........................................ 10

        Item 3 Control and Procedures ................................. 11

Part II Other Information ............................................. 12

Signatures ............................................................ 13

                        MOUNTAIN STATES HOLDINGS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                           June 30,     December 31,
                                                             2003           2002
                                                          (Unaudited)   (See Note 1)
Current Assets
Cash and Equivalents                                       $  97,785     $ 132,069
Prepaid expenses and other current assets                      3,543         3,017
Total Current Assets                                         101,328       135,086

Property & Equipment, net of accumulated
depreciation of $70,478 and $61,767 at
June 30, 2003 and December 31, 2002
respectively (Note 6)                                         68,417        75,997
Capital Leases less accumulated amortization
of $1,198 at June 30, 2003                                    22,771             -
Investment                                                   140,521       140,521
Total Assets                                               $ 333,037     $ 351,604

                           LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable and accrued expenses                      $  35,515     $  20,878
Obligation under capital lease                                 4,335             -
Total Current Liabilities                                     39,850        20,878


Obligation under capital lease net of current portion         17,905

Total Liabilities                                             57,755        20,878

Commitments (Notes 1,5,7,9 and 13)

Stockholders' Equity
   Preferred stock, no par value, 5,000,000
   share authorized, none issued and
   outstanding                                                     -             -
   Common stock, no par value, 50,000,000
   share authorized, 3,800,000 issued and
   outstanding at June 30, 2003 and
   at December 31, 2002                                      337,705       337,705
Additional paid-in capital                                   126,837        74,837
Accumulated deficit                                         (189,260)      (81,816)
Total Stockholders' Equity                                   275,282       330,726

Total Liabilities & Stockholders' Equity                   $ 333,037     $ 351,604


     The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                     Three months ended
                                                    June 30,      June 30,
                                                     2003          2002

Fees from loan activities                         $  332,065     $  259,972
Cost of loan activities                              217,273        140,979
Gross Profit                                         114,792        118,993

Operating Expenses
Salaries, payroll taxes and benefits                  38,443         73,666
Options granted                                            -              -
Depreciation and Amortization                          4,932          2,599
Advertising & Promotion                                1,256          3,265
Rent expense                                          12,600         13,213
Other operating expense                               64,581         27,918
Total Operating Expenses                             121,812        120,661
Net Operating (Loss)                                  (7,020)        (1,668)

Other Income (Expenses)
Interest income                                          123            328
Interest (expense)                                      (596)             -
Earnings on investment                                     -          6,584
Total Other Income (Expenses)                           (473)         6,912

Net (Loss)                                        $   (7,493)    $    5,244
Net (Loss) per Common Share                              nil            nil

Weighted Average Number of Shares Outstanding      3,800,000      3,800,000

Pro forma Tax Expense and Earning per Share

Net (Loss) before taxes                              (34,125)       (39,642)
Pro forma provision for income taxes                       -              -

Pro forma Net (Loss)                              $  (34,125)     $ (39,642)

Pro forma Net (Loss) per Common Share             $    (0.01)     $   (0.01)

Weighted Average Number of Shares Outstanding      3,800,000      3,475,000





       The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Six months ended
                                                    June 30,       June 30,
                                                      2003           2002

Fees from loan activities                         $  591,959     $  420,887
Cost of loan activities                              380,676        202,700
Gross Profit                                         211,283        218,187

Operating Expenses
Salaries, payroll taxes and benefits                 111,729        170,278
Options granted                                       52,000              -
Depreciation and Amortization                          9,910          5,892
Advertising & Promotion                                9,966         11,244
Rent expense                                          25,200         26,657
Other operating expense                              109,652         71,477
Total Operating Expenses                             318,457        285,548
Net Operating (Loss)                                (107,174)       (67,361)

Other Income (Expenses)
Interest income                                          326            363
Interest (expense)                                      (596)        (1,751)
Earnings on investment                                     -          6,584
Total Other Income (Expenses)                           (270)         5,196

Net (Loss)                                        $ (107,444)    $  (62,165)
Net (Loss) per Common Share                       $    (0.03)    $    (0.02)

Weighted Average Number of Shares Outstanding      3,800,000      3,737,500

Pro forma Tax Expense and Earning per Share

Net (Loss) before taxes                              (34,125)       (39,642)
Pro forma provision for income taxes                       -              -

Pro forma Net (Loss)                              $  (34,125)    $  (39,642)

Pro forma Net (Loss) per Common Share             $    (0.01)    $    (0.01)

Weighted Average Number of Shares Outstanding      3,800,000      3,475,000








       The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Six months ended
                                                         June 30,       June 30,
                                                           2003          2002
Cash flows from Operating Activities:
Net (Loss)                                             $ (107,444)    $  (62,165)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation                                                9,910          5,892
Options granted                                            52,000              -

(Increase) decrease in:
Accounts Receivable                                             -          2,000
Deferred Offering Costs                                         -         12,500
Other                                                        (526)         6,890
Increase (decrease) in:
Accounts payable and accrued expenses                      14,637        (24,602)
Obligation under capital lease                              4,335

Net cash provided by(used in) Operating Activities        (27,088)       (59,485)

Cash flow from Investing Activities:
(Acquisition) of property and equipment                    (1,132)       (20,354)
(Acquisition) of capital leases                           (23,969)             -
Decrease in notes receivable                                    -         50,000
Investment in subsidiary                                        -         (4,005)

Net Cash Provided by (Used in) Investing Activities       (25,101)        25,641

Cash flows from Financing Activities:
Common stock issued                                             -        231,705
Increase in capital lease obligations                      17,905              -
(Decrease) in note payable, related party                       -       (135,000)
Draws (payments) on line of credit, net                         -        (35,617)

Net Cash Provided by Financing Activities                  17,905         61,088

Net increase (decrease) in Cash                           (34,284)        27,244

Cash, beginning of period                                 132,069         60,720

Cash, end of period                                        97,785         87,964

Interest paid                                                 596          1,751

Income tax paid                                                 -              -

       The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2003 (Unaudited)


     1)  Condensed Consolidated Financial Statements

         The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (Company) without audit, pursuant to the rules of the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Mountain State Holdings, Inc. later in the year.

         The management of Mountain State Holdings, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

     2)  Business of the Company.

         Mountain State Holding, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Holdings, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares.

         During June 2002 the Company formed a wholly owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured home business, Mountain Eagle Homes entered into a joint venture on June 21, 2002 and owns 50% of EagleSpan Homes, LLC, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes.

         During September 2002, the Company formed a wholly owned subsidiary named Mountain States Lending, Inc. On December 31, the Company transferred its assets and liabilities relating to the mortgage lending business to Mountain States Lending, Inc.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2003 (Unaudited)

     3)  Stock-Based Compensation

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

         The Company's Board of Directors has granted non-qualified stock options to officers and employees of the Company. The following is a table of outstanding options and changes during 2003:

                                                                      Weighted
                                                         Non-         Average
                                          Employee      employee      Exercise
                                          Options       Options        Price
                                          --------      --------      --------

Options Outstanding, December 31, 2002           -             -             -

     Options granted:
       Employees                            55,000             -          1.00
       Non-employees                             -        45,000          1.00
     Options expired                             -             -             -
     Options exercised                           -             -             -
                                          --------      --------      --------
Options Outstanding, June 30, 2003         55,000         45,000          1.00
                                          ========      ========      ========

         At June 30, 2003, all outstanding options are 100% vested.

         If not previously exercised or canceled, options outstanding at June 30, 2003 will expire on January 30, 2008.

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

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2003 (Unaudited)

     3)  Stock-Based Compensation, Continued


                                                         Six Months Ended June 30,
                                                         -------------------------
                                                            2003           2002
                                                        -----------    ----------
Net income (loss) applicable to common stockholders
     As reported                                        $  (107,444)   $  (62,165)
     Pro forma                                             (140,444)      (62,165)
Net income (loss) per share applicable to common
stockholders
     As reported                                        $      (.03)   $     (.02)
     Pro forma                                                 (.04)         (.02)


Options granted during 2003 consist of:

                                                              Weighted
                                         Weighted average     average
                                           fair value at      exercise
         Year and Type                      grant date         price
-----------------------------------      ----------------     --------

Six months ending June 30, 2003:
  Exercise price equals fair value:              -                -
  Fair value exceeds exercise price:           1.25             1.00



The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

     Expected Volatility:          85%
     Risk-free interest rate:    1.69%
     Expected Dividends:            -
     Expected Term in Years:        5

                               ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


          THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED
                           JUNE 30, 2002

     Revenues were $332,065 for the three months ended June 30, 2003 as compared to $259,972 for the three months ended June 30, 2002. The increased revenue is due to an increased number of loans closed during the first three months of 2003 compared to the same period in 2002. The number of loans closed in the second quarter 2003 was 85 compared to 52 loans in the second quarter 2002. The amount received per loan closed decreased.

     The cost of loan activities was $217,273 (65.4% of revenue) for the three months ended June 30, 2003 as compared to $140,979 (54.2% of revenues) for the three months ended June 30, 2002. In addition to increased loan closings, commissions paid to loan officers also increased.

     Salaries, payroll taxes and benefits were $38,443 for the three months ended June 30, 2003 as compared to $73,666 for the three months ended June 30, 2002.

     The Company had a net operating loss of $7,493 during the three months ended June 30, 2003 compared to net operating income of $5,244 during the three months ended June 30, 2002.

             SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED
                               JUNE 30, 2002

     Revenues were $591,959 for the six months ended June 30, 2003 as compared to $420,887 for the six months ended June 30, 2002. The increased revenue is due to an increased number of loans closed during the first six months of 2003 compared to the same period in 2002. The number of loans closed in the first six months 2003 was 149 compared to 104 loans in the first six months 2002. The amount received per loan closed decreased slightly.

     The cost of loan activities was $380,676 (64.3% of revenue) for the six months ended June 30, 2003 as compared to $202,700 (48.2% of revenues) for the six months ended June 30, 2002. In addition to increased loan closings, commissions paid to loan officers also increased.

     Salaries, payroll taxes and benefits were $111,729 for the six months ended June 30, 2003 as compared to $170,278 for the six months ended June 30, 2002.

       The Company had a net operating loss of $107,444 during the six months ended June 30, 2003 compared to a net operating loss of $67,361 during the six months ended June 30, 2002.

     LIQUIDITY AND CAPITAL RESOURCES.

     The Company's working capital was $61,478 at June 30, 2003 compared to $114,208 at December 31, 2002.

        Net cash used in operating activities during the six months ended June 30, 2003 was $27,088 compared to $59,485 used in operating activities in the six months ended June 30, 2002.
       During the six months ended June 30, 2003 the company used $25,101 in investing activities whereas in the six months ended June 30, 2002 the Company was provided $25,641 cash from investing activities.
       Cash was provided from financing activities in the amount of $17,905 during the six months ended June 30, 2003 compared to $61,088 provided during the six months ended June 30, 2002.


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

PART II OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              None

     ITEM 2.  CHANGES IN SECURITIES

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of the security holders during the six month ended June 30, 2003.

     ITEM 5.  OTHER INFORMATION

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit No.            Description

         31.1     Certification of Chief Executive         Filed herewith
                  Officer and Chief Financial Officer      electronically
                  Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief Executive         Filed herewith
                  Officer and Chief Financial Officer      electronically
                  Pursuant to 18 U.S.C.
                  Section 1350


     (b) Reports on Form 8-K. During the quarter ended June 30, 2003, Mountain States filed Reports on Form 8-K as follows: None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOUNTAIN STATES HOLDINGS, INC.



Date: August 14, 2003            By: /s/ Mark E. Massa
                                    -------------------------------------
                                    Mark E. Massa, President and director