Form 10QSB
period 2003-09-30
MOUNTAIN STATES HOLDINGS INC
filed 2003-11-14
CIK 1157004

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 2003

        or

[  ]  Transition Report Pursuance to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

      For the transition period from  ________ to __________


                 Commission File Number   333-67174


                    MOUNTAIN STATES HOLDINGS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 Colorado                             84-1153946
     -------------------------------             --------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


     7435 East Peakview Avenue, Englewood, CO             80111
     -----------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


                               (303) 740-5455
     -----------------------------------------------------------------
             Registrant's telephone number, including area code


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


As of September 30, 2003, Registrant had 3,800,000 shares of common stock, no par value, outstanding.

                            INDEX


                                                                       Page
                                                                       Number

Part I. Financial Information

        Item 1 Consolidated Financial Statements

          Review report of Independent Certified Public Accountant

                   Consolidated Balance Sheets as of
                   September 30, 2003 (Unaudited) and
                   December 31, 2002 ...................................   3

                   Consolidated Statements of Operations,
                   Three Months Ended September 30, 2002
                   and September 30, 2003 (Unaudited)...................   4

                   Consolidated Statements of Operations,
                   Nine Months Ended September 30, 2002
                   and September 30, 2003 (Unaudited)...................   5

                   Consolidated Statements of Cash Flow,
                   Nine Months Ended September 30, 2002
                   and September 30, 2003 (Unaudited)...................   6

                   Notes to Consolidated Financial Statements...........   7

        Item 2 Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations...............................................  10

        Item 3 Controls and Procedures..................................  11

Part II Other Information...............................................  12

Signatures..............................................................  13

                        MOUNTAIN STATES HOLDINGS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                       September 30,   December 31,
                                                           2003            2002
                                                        (Unaudited)    (See Note 1)
Current Assets
Cash and Equivalents                                     $  64,935      $ 132,069
Prepaid expenses and other current assets                    2,125          3,017
Total Current Assets                                        67,060        135,086

Property & Equipment, net of accumulated
depreciation of $77,159 and $61,767 at
September 30, 2003 and December 31, 2002
respectively (Note 6)                                       63,534         75,997
Capital Leases less accumulated amortization
of $1,797 at September 30, 2003                             22,172              -
Investment                                                 140,521        140,521
Total Assets                                             $ 293,287      $ 351,604


                          LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable and accrued expenses                    $ 19,714       $  20,878
Obligation under capital lease                              4,402               -
Total Current Liabilities                                  24,116          20,878


Obligation under capital lease net of current portion      16,779               -

Total Liabilities                                          40,895          20,878


Stockholders' Equity
   Preferred stock, no par value, 5,000,000
   share authorized, none issued and
   outstanding                                                  -               -
   Common stock, no par value, 50,000,000
   share authorized,  3,800,000  issued and
   outstanding at September 30, 2003 and
   at December 31, 2002                                   337,705         337,705
Additional paid-in capital                                126,837          74,837
Accumulated deficit                                      (212,150)        (81,816)
Total Stockholders' Equity                                252,392         330,726

Total Liabilities & Stockholders' Equity                $ 293,287       $ 351,604



       The accompanying notes are an integral part of the consolidated financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three months ended
                                                September 30,   September 30,
                                                    2003            2002

Fees from loan activities                       $  255,926      $  359,018
Cost of loan activities                            140,308         206,634
Gross Profit                                       115,618         152,384

Operating Expenses
Salaries, payroll taxes and benefits                73,314          77,831
Depreciation and Amortization                        5,502           4,534
Advertising & Promotion                              1,621           1,696
Rent expense                                        12,600          13,213
Other operating expense                             45,203          27,272
Total Operating Expenses                           138,240         124,546
Net Operating (Loss)                               (22,622)         27,838

Other Income (Expenses)
Interest income                                         67             452
Interest (expense)                                    (335)              -
Earnings on investment                                   -               -
Total Other Income (Expenses)                         (268)            452

Net (Loss)                                      $  (22,890)     $   28,290
Net (Loss) per Common Share                     $    (0.01)     $     0.01

Weighted Average Number of Shares Outstanding    3,800,000       3,800,000

























       The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Nine months ended
                                                September 30,  September 30,
                                                    2003           2002

Fees from loan activities                       $  847,885      $  779,905
Cost of loan activities                            520,984         409,334
Gross Profit                                       326,901         370,571

Operating Expenses
Salaries, payroll taxes and benefits               185,043         248,109
Options granted                                     52,000               -
Depreciation and Amortization                       15,412          10,426
Advertising & Promotion                             11,587          12,940
Rent expense                                        37,800          39,870
Other operating expense                            154,855          98,749
Total Operating Expenses                           456,697         410,094
Net Operating (Loss)                              (129,796)        (39,523)

Other Income (Expenses)
Interest income                                        393             815
Interest (expense)                                    (931)         (1,751)
Earnings on investment                                   -           6,584
Total Other Income (Expenses)                         (538)          5,648

Net (Loss)                                      $ (130,334)     $  (33,875)
Net (Loss) per Common Share                     $    (0.03)     $    (0.01)

Weighted Average Number of Shares Outstanding    3,800,000       3,744,444





















       The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine months ended
                                                    September 30,   September 30,
                                                        2003            2002
Cash flows from Operating Activities:
Net (Loss)                                          $ (130,334)     $  (33,875)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation                                            15,412          10,426
Options granted                                         52,000               -

(Increase) decrease in:
Accounts Receivable                                          -           2,000
Deferred Offering Costs                                      -          12,500
Other                                                      892          12,625
Increase (decrease) in:
Accounts payable and accrued expenses                   (1,164)        (26,223)
Obligation under capital lease                           4,402               -

Net cash provided by(used in) Operating Activities     (58,792)        (22,547)

Cash flow from Investing Activities:
(Acquisition) of property and equipment                 (1,152)        (20,354)
(Acquisition) of capital leases                        (23,969)              -
Decrease in notes receivable                                 -          50,000
Investment in subsidiary                                     -          (4,005)

Net Cash Provided by (Used in) Investing Activities    (25,121)         25,641

Cash flows from Financing Activities:
Common stock issued                                          -         231,705
Increase in capital lease obligations                   16,779               -
(Decrease) in note payable, related party                    -        (135,000)
Draws (payments) on line of credit, net                                (35,617)

Net Cash Provided by Financing Activities               16,779          61,088

Net increase (decrease) in Cash                        (67,134)         64,182

Cash, beginning of period                              132,069          60,720

Cash, end of period                                     64,935         124,902

Interest paid                                              931           1,751

Income tax paid                                              -               -



       The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003 (Unaudited)


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

     2)  Business of the Company.

         Mountain State Holdings, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Holdings, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares.

         During September 2002 the Company formed a wholly owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured home business, Mountain Eagle Homes entered into a joint venture on September 21, 2002 and owns 50% of EagleSpan Homes, LLC, for the purpose of purchasing undeveloped lots in Colorado. The Company intends to install pre-manufactured homes on the lots and then sell the homes.

         During September 2002, the Company formed a wholly owned subsidiary named Mountain States Lending, Inc. On December 31, the Company transferred its assets and liabilities relating to the mortgage lending business to Mountain States Lending, Inc.

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003 (Unaudited)


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

          The Company's Board of Directors has granted non-qualified stock options and warrants to officers and employees of the Company. The following is a table of outstanding options and changes during 2003:

                                                                         Weighted
                                                            Non-         Average
                                            Employee      employee       Exercise
                                            Options       Options         Price
                                            --------      --------       --------

Options Outstanding, December 31, 2002             -             -              -

     Options granted:
       Employees                              55,000             -           1.00
       Non-employees                               -        45,000           1.00
     Options expired                               -             -              -
     Options exercised                             -             -              -
                                            --------      --------       --------
Options Outstanding, September 30, 2003       55,000        45,000           1.00
                                            ========      ========       ========


          At September 30, 2003, all outstanding options are 100% vested.

          If not previously exercised or canceled, options outstanding at September 30, 2003 will expire on January 30, 2008.

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

                        MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003 (Unaudited)


     (3)  Stock-Based Compensation, Continued

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            2003             2002
                                                        ------------     ------------
Net income (loss) applicable to common stockholders
     As reported                                        $  (130,334)     $   (33,875)
     Pro forma                                             (163,334)         (33,875)
Net income (loss) per share applicable to common
  stockholders
     As reported                                        $      (.03)     $      (.01)
     Pro forma                                                 (.04)            (.01)

Options granted during 2003 consist of:


                                                                  Weighted
                                            Weighted average      average
                                           fair value at grant    exercise
         Year and Type                            date             price
--------------------------------------     -------------------    --------
Nine months ending September 30, 2003:
  Exercise price equals fair value:                 -                -
  Fair value exceeds exercise price:              1.25             1.00



The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

     Expected Volatility:            85%
     Risk-free interest rate:      1.69%
     Expected Dividends:              -
     Expected Term in Years:          5

                                  ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED
                           SEPTEMBER 30, 2002

     Revenues were $255,926 for the three months ended September 30, 2003 as compared to $359,018 for the three months ended September 30, 2002. The decreased revenue is due to a decreased number of loans closed during the first three months of 2003 compared to the same period in 2002. The number of loans closed in the third quarter 2003 was 67 compared to 89 loans in the third quarter 2002. The amount received per loan closed decreased slightly.

     The cost of loan activities was $140,308 (54.8% of revenue) for the three months ended September 30, 2003 as compared to $206,634 (57.5% of revenues) for the three months ended September 30, 2002. The decrease in the cost of loan activities is related to the lower volume of loans closed.

     Salaries, payroll taxes and benefits were $73,814 for the three months ended September 30, 2003 as compared to $77,831 for the three months ended September 30, 2002.

     The Company had a net operating loss of $22,622 during the three months ended September 30, 2003 compared to net operating income of $27,838 during the three months ended September 30, 2002. This is due to the lower volume of sales resulting in lower gross profit and somewhat high operating expenses.

          NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED
                           SEPTEMBER 30, 2002

     Revenues were $847,885 for the nine months ended September 30, 2003 as compared to $779,905 for the nine months ended September 30, 2002. The increased revenue is due to an increased number of loans closed during the first nine months of 2003 compared to the same period in 2002. The number of loans closed in the first nine months 2003 was 216 compared to 193 loans in the first nine months 2002. The amount received per loan closed decreased slightly.

     The cost of loan activities was $520,984   (61.4% of revenue) for the
nine months ended September 30, 2003 as compared to $409,334 (52.5% of revenues) for the nine months ended September 30, 2002. In addition to increased loan closings, commissions paid to loan officers also increased.

     Salaries, payroll taxes and benefits were $185,043 for the nine months ended September 30, 2003 as compared to $248,109 for the nine months ended September 30, 2002. This decrease is due to a reduction in bonuses paid.

     The Company had a net operating loss of $129,796 during the nine months ended September 30, 2003 compared to a net operating loss of $39,523 during the nine months ended September 30, 2002. This is due to lower margins on loans and higher operating expenses.

     LIQUIDITY AND CAPITAL RESOURCES.


     The Company's working capital was $42,944 at September 30, 2003 compared to $114,208 at December 31, 2002.

     Net cash used in operating activities during the nine months ended September 30, 2003 was $58,792 compared to $22,547 used in operating activities in the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003 the company used $25,121 in investing activities whereas in the nine months ended September 30, 2002 the Company was provided $25,641 cash from investing activities.

     Cash was provided from financing activities in the amount of $16,779 during the nine months ended September 30, 2003 compared to $61,088 provided during the nine months ended September 30, 2002.


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

               None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of the security holders during the nine month ended September 30, 2003.

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

         32.1     Certification of Chief Executive         Filed herewith
                  Officer and Chief Financial Officer      electronically
                  Pursuant to 18 U.S.C.
                  Section 1350


     (b) Reports on Form 8-K. During the quarter ended September 30, 2003, Mountain States filed Reports on Form 8-K as follows: None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.



Date:   November 14, 2003           By: /s/ Mark E. Massa
                                       -------------------------------------
                                       Mark E. Massa, President and director