Form 10KSB
period 2003-12-31
MOUNTAIN STATES HOLDINGS INC
filed 2004-03-19
CIK 1157004

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2003

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 1, 2004, 3,800,000 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $475,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,025,124.

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

     We changed our name to Mountain States Holdings, Inc. because our plan is to attempt to acquire additional businesses in order to increase our asset base to the level where we can qualify as a wholesale lender. In accordance with this plan we signed a letter of intent to acquire Continental Mortgage Services LLC on March 3, 2003. One of the conditions to closing this acquisition was that we raise $1 million of equity financing. We were unable to raise this financing and this transaction was never completed.

     During June 2001 we formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a 50/50 partnership named EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing seven undeveloped lots in Aurora, Colorado. The lots were purchased for a total purchase price of $250,000. Our share of $125,000 was paid using $45,000 from working capital and borrowing $80,000 from affiliates of Timothy J. Brasel. When the real estate market improves, we intend to complete the infrastucture and install pre-manufactured homes on the lots and then sell the homes. As of December 31, 2003, the only revenue generated in EagleSpan was approximately $14,000 which resulted from the purchase and sale of a townhome that was in foreclosure.

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

     We generate revenues in the mortgage segment of our business by the following means:

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

     Approximately 70% to 75% of our loans are originated by our three full-time and two part-time loan officers, and we pay them between 70% to 85% of these fees as commissions. Each loan officer signs an agreement with us which provides the amount of compensation paid and that the loan officer will only originate loans for Mountain States Holdings. The agreements also state that the loan officers are now full-time employees per HUD regulations. Our President, who also originates loans, does not receive a commission but his compensation is based somewhat on his production as described in the Management section of this Form 10-KSB. Based on our experience, an experienced loan officer should originate and close 40 or more loans per year.

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

EMPLOYEES

     We presently have five full-time employees, including two full-time loan officers. We also have three part-time loan officers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

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


                                                  Bid
             Quarter Ended                   High     Low
             -------------                   ----     ---

             March 31, 2002                   --       --
             June 30, 2002                    --       --
             September 30, 2002              $1.00    $ .75
             December 31, 2002               $1.12    $1.05

             March 31, 2003                  $1.25    $1.01
             June 30, 2003                   $2.00    $1.15
             September 30, 2003              $1.15    $1.05
             December 31, 2003               $1.05    $1.05

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 10, 2004, was approximately 80. This does not include shares held in street name.

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

     PRIVATE SALES OF SECURITIES. During the quarter ended December 31, 2003, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2003 VS. YEAR ENDED DECEMBER 31, 2002

     Revenues were $1,025,124 for the year ended December 31, 2003 as compared to $1,111,031 for the year ended December 31, 2002. The 7.7% decline in revenue is due to a decreased number of loans closed during the year ended December 31, 2003, compared to the prior year. The number of loans closed in the year ended December 31, 2003 was 258 compared to 289 loans in the prior year. The amount received per loan closed decreased slightly.

     The cost of loan activities was $582,466 (56.8% of revenue) for the year ended December 31, 2003 as compared to $593,444 (53.4% of revenues) for the year ended December 31, 2002. The reduction in cost of loan activities was primarily due to the fewer loan closings in 2003.

     Salaries, payroll taxes and benefits were $273,578 for the year ended December 31, 2003 as compared to $329,778 for the year ended December 31, 2002. This decrease is due to a reduction in bonuses paid.

     The Company had a net operating loss of $155,272 during the year ended December 31, 2003 compared to a net operating loss of $50,085 during the year ended December 31, 2002. This is due to lower margins on loans and higher operating expenses.

     YEAR ENDED DECEMBER 31, 2002 VS. YEAR ENDED DECEMBER 31, 2001

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $21,135 at December 31, 2003 compared to $114,208 at December 31, 2002.

     Net cash used in operating activities during the year ended December 31, 2003, was $75,060 compared to $15,870 used in operating activities in the year ended December 31, 2002.

     During the year ended December 31, 2003, the Company used $25,141 in investing activities whereas in the year ended December 31, 1002 the Company was provided $26,131 cash from investing activities.

     Cash was provided from financing activities in the amount of $20,037 during the year ended December 31, 2003 compared to $61,088 provided during the year ended December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-13 hereto.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's control over financial reporting.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

        Name              Age              Positions and Offices Held
        ----              ---              --------------------------

     Mark E. Massa        45       President and Director of Mountain States
                                   Lending and Director of Mountain Eagle
                                   Homes, Inc.

     Patricia A. Lowe     57       Director


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

     PATRICIA A. LOWE   DIRECTOR.  Ms. Lowe has served as a director of
Mountain States Holdings since November 2002. She has served as Vice President and Branch Manager for Broad Street Mortgage Co., Denver, Colorado since 2001. From 2000 until 2001, she was employed as a contract underwriter for Flagstar in Denver, Colorado. From 1998 until 2000, she served as Vice President and Regional Branch Manager for Provident Funding Associates, L.P. From 1993 until 1998 she served as Senior Vice President, Central Region for National Mortgage Corporation. From 1978 until 1993. she was employed by World Savings, a/k/a World Mortgage Company, where she held several positions the most recent of which was Vice President, Wholesale Account Executive.

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

ITEM 10.  EXECUTIVE COMPENSATION

     Following tables set forth information regarding executive compensation for our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for any of the years ended December 31, 2003, 2002 or 2001.

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards          Payouts
                           ------------------------    ---------------------   -------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus     sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----     ------   ----------   --------   -------   -------
Mark E. Massa        2003   $144,000 $ 23,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 President and Chief 2002   $144,000 $ 39,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 Executive Officer   2001   $144,000 $139,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-

______________

(1) Represents S Corporation distributions.

         OPTION/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2003

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


     Mark Massa currently is receiving a monthly salary of $12,000, and if his commissions from loan originations exceeds $12,000, he receives a monthly bonus of one-half of the amount of this excess. He also receives a monthly bonus of 5% of the commissions generated by all other loan officers. During 2002 and 2003, Mark Massa waived a portion of the bonuses due to the Company's cash flow position. As of December 31, 2003, no amounts were owed to Mark Massa for bonuses or other compensation.

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

     As of March 31, 2004, there were options outstanding under the Plan to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                        EQUITY COMPENSATION PLAN INFORMATION

===================================================================================
Plan category   Number of securities    Weighted average      Number of securities
                to be issued upon ex-   exercise price of     remaining available
                cise of outstanding     outstanding options   for future issuance
                options, warrants       warrants and rights
                and rights
--------------  ---------------------   -------------------   --------------------
Equity compen-
sation plans
approved by
securityholders        100,000                $1.00                2,400,000
----------------------------------------------------------------------------------
Equity compen-
sation plans
not approved by
securityholders          -0-                   -0-                   -0-
----------------------------------------------------------------------------------
Total                  100,000                $1.00                2,400,000
==================================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      During the year ended December 31, 2003, we paid Tim Brasel a total of $30,000 in consulting fees for services in connection with evaluating and negotiating acquisitions - none of which were successfully completed.

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

  3.3     Articles of Amendment to      Incorporated by reference to Exhibit
          Articles of Incorporation     3.3 to the Registrant's Form 10-KSB
          changing name to Mountain     for the year ended December 31, 2002
          States Holdings, Inc.

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

 10.6     2002 Equity Incentive Plan    Incorporated by reference to Exhibit
                                        10.6 to Registrant's Form 10-KSB
                                        for the year ended December 31,
                                        2002

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

 31       Certification of Chief        Filed herewith electronically
          Executive Officer and
          Principal Financial
          Officer Pursuant to
          Section 302 of the
          Sarbanes-Oxley Act of 2002

 32       Certification of Chief        Filed herewith electronically
          Executive Officer and
          Principal Financial
          Officer Pursuant to
          Section 18 U.S.C.
          Section 1350


     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2003 and 2002 by Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB or services that were reasonably related to the performance of the audit or review of the financial statements were $16,500 and $15,200, respectively.

AUDIT-RELATED FEES

     None.

ALL OTHER FEES

      The aggregate fees billed for other services rendered by Schumacher & Associates, Inc. for the two fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     The Company does not have an audit committee.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                            FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Certified Public Accountants ................  F-2

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

   Consolidated Statements of Cash Flows ..........................  F-6

   Notes to Consolidated Financial Statements .....................  F-7

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Mountain States Holdings, Inc. &
  Consolidated Subsidiaries
Englewood, Colorado

We have audited the consolidated balance sheets of Mountain States Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Holdings, Inc. and Consolidated Subsidiaries, as of December 31, 2003 and 2002 and the results of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.




Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

January 30, 2004

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                December 31,   December 31,
                                                    2003           2002
                                                ------------   ------------
Current Assets
 Cash and equivalents                           $  51,905      $ 132,069
 Prepaid expenses and other current assets          9,954          3,017
                                                ---------      ---------
     Total Current Assets                          61,859        135,086

Property & equipment, net of accumulated
 depreciation of $79,924 and $61,767 at
 December 31, 2003 and December 31, 2002
 respectively (Note 6)                             59,012         75,997
Capital leases less accumulated amortization
 of $2,397 at December 31, 2003                    21,572           -
Investment (Note 9)                               139,539        140,521
                                                ---------      ---------
     Total Assets                               $ 281,982      $ 351,604
                                                =========      =========

                      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses          $  36,254      $  20,878
 Obligation under capital lease                     4,470           -
                                                ---------      ---------
     Total Current Liabilities                     40,724         20,878
                                                ---------      ---------
Obligation under capital lease net of
 current portion                                   15,567           -
                                                ---------      ---------

Total Liabilities                                  56,291         20,878
                                                ---------      ---------

Commitments(Notes 2, 4, 6, 7, 8, 9 and 10)           -              -

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued and
  outstanding                                        -              -
 Common stock, no par value, 50,000,000
  share authorized, 3,800,000 issued and
  outstanding                                     337,705        337,705
Additional paid-in capital                        126,837         74,837
Accumulated deficit                              (238,851)       (81,816)
                                                ---------      ---------
Total Stockholders' Equity                        225,691        330,726
                                                ---------      ---------
Total Liabilities & Stockholders' Equity        $ 281,982      $ 351,604
                                                =========      =========

The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended      Year Ended
                                                December 31,    December 31,
                                                    2003            2002
                                                ------------    ------------

Fees from loan activities                       $1,025,124      $1,111,031
Cost of loan activities                            582,466         593,444
                                                ----------      ----------
Gross Profit                                       442,658         517,587
                                                ----------      ----------
Operating Expenses
 Salaries, payroll taxes and benefits              273,578         329,778
 Options granted                                    52,000            -
 Depreciation                                       20,554          14,934
 Advertising & Promotion                            18,807          20,754
 Rent expense                                       48,912          52,940
 Other operating expense                           184,079         149,266
                                                ----------      ----------
Total Operating Expenses                           597,930         567,672
                                                ----------      ----------
Net Operating (Loss)                              (155,272)        (50,085)
                                                ----------      ----------
Other Income (Expenses)
 Interest income                                       402             990
 Interest (expense)                                 (1,183)         (1,751)
 Earnings (loss) from joint venture                   (982)          8,672
                                                ----------      ----------
Total Other Income (Expenses)                       (1,763)          7,911
                                                ----------      ----------

Net (Loss)                                      $ (157,035)     $  (42,174)
                                                ==========      ==========
Basic Net (Loss) per Common Share               $    (0.04)     $    (0.01)
                                                ==========      ==========
Weighted Average Common Shares Outstanding       3,800,000       3,758,333
                                                ==========      ==========
Diluted Net (Loss) per Common Share             $    (0.04)     $    (0.01)
                                                ==========      ==========
Weighted Average Common Shares and Dilutive
  Stock Options Outstanding                      3,900,000       3,758,333
                                                ==========      ==========











The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From December 31, 2001 through December 31, 2003

                                             Additional    Accumu-
                       Common      Stock      Paid-in      lated
                     No./Shares    Amount     Capital      Deficit       Total
                     ----------   --------   ----------    ----------  ---------
Balance at
December 31, 2001    3,550,000    $106,000   $ 74,837      $ (39,642)  $ 141,195


Issuance of common
stock at $.93
per share              250,000     231,705       -              -        231,705

Net (loss) for
the year ended
December 31, 2002         -           -          -           (42,174)    (42,174)
                     ---------    --------   --------      ---------   ---------

Balance at
December 31, 2002    3,800,000     337,705     74,837        (81,816)    330,726

Issuance of options                            52,000                     52,000

Net (loss) for the
year ended December
31, 2003                                                    (157,035)   (157,035)
                     ---------    --------   --------      ---------   ---------

Balance at
December 31, 2003    3,800,000     337,705    126,837       (238,851)    225,691
                     =========    ========   ========      =========   =========


















The accompanying notes are integral part of the financial statements

                         MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 December 31,   December 31,
                                                     2003           2002
                                                 ------------   ------------
Cash flows from Operating Activities:
 Net (Loss)                                      $(157,035)     $ (42,174)

Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                     20,554         14,934
  Loss on investment                                   982         (8,672)
Options Issued                                      52,000           -
(Increase) decrease in:
 Account receivable                                   -             2,000
 Other                                              (6,937)        19,219
 Deferred offering costs                              -            12,500
Increase (decrease) in:
 Accounts payable and accrued expenses              15,376        (13,677)
                                                 ---------      ---------

Net cash (used in) Operating Activities            (75,060)       (15,870)

Cash flow from Investing Activities:
 Repayments of notes receivable                       -            50,000
 Investment in subsidiary                             -             5,400
 (Acquisition) of property and equipment            (1,172)       (29,269)
 (Acquisition) of capital lease                    (23,969)          -
                                                 ---------      ---------
Net Cash Provided by (Used in) Investing
 Activities                                        (25,141)        26,131
                                                 ---------      ---------
Cash Flows from Financing Activities:
 Stock issued                                         -           231,705
 Increase in capital lease obligations              20,037           -
 Repayment of note payable, current portion           -           (35,617)
 Repayment of note payable, related party             -          (135,000)
                                                 ---------      ---------
Net Cash Provided by Financing Activities           20,037         61,088
                                                 ---------      ---------
Net Increase (Decrease) in Cash                    (80,164)        71,349
Cash, beginning of period                          132,069         60,720
                                                 ---------      ---------
Cash, end of period                                 51,905        132,069
                                                 =========      =========
Interest paid                                        1,183          6,187
                                                 =========      =========
Income tax paid                                       -              -
                                                 =========      =========







The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

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

     (a)  Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Mountain States Holdings, Inc., Mountain States Lending, Inc. and Mountain Eagle Homes, Inc. for the years ended December 31, 2003 and December 31, 2002 or since the date of inception or acquisition. All intercompany account balances have been eliminated in the consolidation.

The Company was incorporated under the laws of the State of Colorado on September 12, 1990. During January 2001, the Company changed its name from Slam Dunk Enterprises, Inc. to Mountain States Lending Inc. During July 2002, articles of amendment were filed with the Colorado Secretary of State changing its name to Mountain States Holdings, Inc. and increasing the authorized common stock from 20,000,000 to 50,000,000 shares. The primary business activity is loan origination and brokerage. The Company does not customarily service any of the loans it originates.

During September 2002, the Company formed a wholly-owned subsidiary named Mountain States Lending, Inc. On December 31, 2002, the Company transferred its assets and liabilities to Mountain States Lending, Inc in exchange for 1,000 shares of common stock.

Mountain Eagle Homes, Inc. (MEH) was incorporated under the laws of the State of Colorado on June 1, 2001 for the purpose of manufacturing homes. During June 2001, MEH and another entity formed Eaglespan Homes, LLC and MEH invested $137,500 in and loaned $50,000 to Eaglespan Homes, LLC to purchase real estate. During the year ended December 31, 2002, Eaglespan Homes sold an investment purchased in 2001 resulting in a net gain for the company of $13,949. Other operations were minimal for Mountain Eagle Homes and Eaglespan Homes. Eaglespan has been accounted for using the equity method.

     (b)  Per Share Information

Per share information is determined using the weighted average number of shares outstanding during the periods.

     (c)  Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to ten years. Building improvements within the Company's office space are being depreciated over 15 years on the straight-line method.

     (d)  Fair Value of Financial Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable-related party approximate their estimated fair values due to their short-term maturities.

     (e)  Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents.

     (f)  Cash Equivalents

The Company considers all short-term investments in securities that mature in 90 days or less to be cashed equivalents.

     (g)  Advertising & Promotion

Advertising expenses including marketing and promotional expenses associated with its operations are expensed as incurred. During the years ended December 31, 2003 and 2002, advertising and promotion expenses totaled $18,807 and $20,754, respectively.

     (h)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     (i)  Revenue Recognition

Fees from loan activities are recorded when the loan closing or settlement occurs. The decision rights of the borrower may extend the settlement date 3-5 days after the closing event. If recission rights apply, fees are recorded once the recission period ends. Payment of the Company's fees may be at closing and/or directly from the investor.

     (j)  Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (k)  Related Party Transactions

The company leases space in an office condominium complex from its president who owns the unit. The lease commenced in November 1, 2000 and runs through October 31, 2004. The lease requires $ 4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees.

     (l)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     (m)  Other

The Company has selected September 30 as its fiscal year end.

The company has paid no dividends during the years ended December 31, 2003 and 2002.

All of the Company's assets are located in the United States.

(2)  Income Taxes

As of December 31, 2003, the Company had an estimated net operating loss carry forward of $188,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in the year ending December 31, 2023, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

     Net operating losses carry forward          $ 65,800
     Deferred income tax allowance                (65,800)
                                                 --------
     Net deferred income tax asset                   -
                                                 ========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate       (35.00)%
     State tax (benefit) net of Federal benefit     (3.50)
     Valuation allowance                            38.50
                                                   ------
     Tax provision                                    -
                                                   ======

(3)  Common Stock

The Articles of Incorporation of the Company authorize issuance of a maximum of 1,000,000 share of no par value common stock. Effective January 22, 2001 the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 20,000,000. Effective September 2002, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 50,000,000. At December 31, 2000, there were 1,750,000 shares of common stock issued and outstanding, all of which were owned by its president. Effective January 1, 2001, the company issued 1,500,000 restricted shares of its common stock to various individuals for $30,000 cash. During March 2001, the Company sold in a private placement 300,000 shares of its common stock to 8 accredited and 19 non-accredited investors, at an offering price of $.25 per share, for a total of $75,000 in cash. During February 2002, the Company sold in a public offering 250,000 shares of its common stock at an offering of $1.00 per share, for cash of $250,000 less deferred offering costs of $18,295.

(4)  Stock-Based Compensation

     Equity Incentive Plan

Effective August 30, 2002, shareholders approved the Company's 2002 Equity Incentive Plan. The Plan permits the grant of 2,500,000 shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses, and other stock grants to certain key employees and consultants of the Company. During the year ended December 31, 2003, 100,000 options were granted. There were no options issued or outstanding for the year ended December 31, 2002.

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

     The Company's Board of Directors has granted non-qualified stock options and warrants to officers, employees and a non-employee of the Company. The following is a table of outstanding options and changes during 2003:

                                                Weighted
                                     Non-       Average
                                     Employee   Employee    Exercise
                                     Options    Options     Price
                                     --------   ---------   --------

Options Outstanding, December 31,
 2002                                    -          -          -
  Options granted:
    Employees                          55,000                 1.00
    Non-employees                        -        45,000      1.00
  Options expired                        -          -          -
  Options exercised                      -          -          -
                                       ------     ------      ----
Options Outstanding, December 31,
 2003                                  55,000     45,000      1.00
                                       ======     ======      ====

     At December 31, 2003, all outstanding options are 100% vested.

     If not previously exercised or canceled, options outstanding at December 31, 2003 will expire on January 30, 2008.

Pro Forma Stock-Based Compensation Disclosures

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost in the amount of $13,750 has been recognized for grants of options to employees since the exercise prices were lower than the fair value of the Company's common stock on the grant dates. Compensation of $38,250 has been recorded for the estimated fair value of options granted to non-employees. Had compensation cost for employees been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                  Year Ended December 31,
                                                    2003          2002
                                                  ---------      --------
Net income (loss) applicable to common
stockholders
   As reported                                    $(157,035)     $(42,174)
   Pro forma                                       (190,035)      (42,174)

Net income (loss) per share applicable to
common stockholders
  As reported                                     $    (.04)     $   (.01)
  Pro forma                                            (.05)         (.01)

Options granted during 2003 consist of:

                                 Weighted average fair    Weighted average
          Year and Type           value at grant date      exercise price
          -------------          ---------------------    ----------------
Year ending December 31, 2003:
 Exercise price equals fair value:        -                       -
 Fair value exceeds exercise price:      1.25                    1.00

The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

     Expected Volatility:           85%
     Risk-free interest rate:     1.69%
     Expected Dividends:             -
     Expected Term in Years:         5


(5)  Leases

Effective September 1, 1999, the Company entered into an operating lease with its president for office space facilities. Initial monthly rental payments were $2,500 plus operating costs. Effective November 1, 2000, the operating lease was renewed with monthly rental payments increasing to $4,000 per month, expiring September 2004. The Company also has an equipment lease, which requires monthly payments of $390 for sixty months expiring in 2005. The Company also entered into a capital lease in January 2003 for certain office equipment requiring payments of $465 for sixty months.

Future minimum rentals under all operating leases with terms exceeding twelve months are follows:

             Year ending
             December 31,
                2004        $40,680
                2005          1,560
                            -------
                Total       $42,240
                            =======

Rent expenses for the year ended December 31, 2003 and 2002 totaled approximately $48,912 and $52,940 respectively, of which $48,000 was paid to a related party.

(6)  Property and Equipment

A summary of the Company's investment in property, equipment accumulated depreciation is as follows:

                                                 December      December
                                                 31, 2003      31, 2002
                                                 --------      --------

Building improvements                            $  9,468      $  9,468
Vehicle                                            36,000        36,000
Equipment                                          93,468        92,296
Capital Lease                                      23,969          -
                                                 --------      --------
     Total property and equipment                 162,905       137,764
Less accumulated depreciation                     (82,321)      (61,767)
                                                 --------      --------
Net Property and Equipment                       $ 80,584      $ 75,997
                                                 ========      ========
(7)  Loan Officer Agreements

The company has entered into agreements with its loan officers whereby the loan officers receive commissions, varying from 70% to 85% of loan revenues remaining after any outstanding due and payable charges by lender at time of closing. These agreements may be terminated with 15 days notice to the other party.

(8)  Line of Credit and Notes Payable

The Company maintains a $50,000 line of credit with a financial institution. The line has an interest rate of prime plus two and one half percent. Interest is charged monthly and a variable payment is required each month. At December 31, 2003 and December 31, 2002, the Company had no outstanding borrowings on this line.

(9)  Joint Venture

In June 2001, the Company's subsidiary, Mountain Eagle Homes, Inc. entered into a joint venture agreement with another entity to purchase, develop and sell property. Mountain Eagle Homes, Inc. is a 50% partner. At December 31, 2002 and 2003, the Company had invested a total of $140,521 and $139,539 respectively and loaned $0 and $50,000 respectively to this joint venture primarily for the purpose of purchasing real state in the Denver area. During the year ended December 31, 2002 Mountain Eagle Homes recorded income of $8,672 from this investment. During the year ended December 31, 2003 Mountain Eagle Homes recorded a loss of $982 from this investment.

(10) Commitments

Effective October 1, 2001, the Company entered into a two year agreement with a shareholder, who is also president of the company's subsidiary, Mountain Eagle Homes, Inc., to provide management services to the manufacturing home segment of the business. The shareholder is to be paid 30% of any profits generated from the sale manufactured homes. During the year ended December 31, 2002, this shareholder was paid $2,822 from profits generated from the sale of an investment. During 2003, the Company entered into a consulting agreement with this shareholder, whereby the Company would pay $3,000 per month for consulting services. This agreement was cancelled effective October 2003. During the year ended December 31, 2003, this shareholder was paid $30,000 in consulting fees.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.


Dated:  March 19, 2004              By:/s/ Mark E. Massa
                                       Mark E. Massa, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                    Capacity                    Date



/s/ Mark E. Massa              President and Director       March 19, 2004
Mark E. Massa



/s/ Patricia A. Lowe           Director                     March 19, 2004
Patricia A. Lowe