Form 10QSB
period 2004-03-31
MOUNTAIN STATES HOLDINGS INC
filed 2004-05-17
CIK 1157004

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 2004

     or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the transition period from  ________ to __________


                       Commission File Number 333-67174


                        MOUNTAIN STATES HOLDINGS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Colorado                              84-1153946
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                7435 East Peakview Avenue, Englewood, CO 80111
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


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


As of March 31, 2004, Registrant had 3,800,000 shares of common stock, no par value, outstanding.




                                    INDEX

                                                                      Page
                                                                     Number

Part I. Financial Information

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets as of
                March 31, 2004 (Unaudited) and
                December 31, 2003 ..................................   3

                Consolidated Statements of Income,
                Three Months Ended March 31, 2003
                and March 31, 2004 (Unaudited) .....................   4

                Consolidated Statements of Cash Flow,
                Three Months Ended March 31, 2003
                and March 31, 2004 (Unaudited) .....................   5

                Notes to Consolidated Financial Statements .........   6

        Item 2. Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations .........................................   7

        Item 3. Controls and Procedures ............................   7

Part II. Other Information .........................................   8

        Item 1. Legal Proceedings ..................................   8

        Item 2. Changes in Securities ..............................   8

        Item 3. Defaults Upon Senior Securities ....................   8

        Item 4. Submission of Matters to a Vote of Security
                Holders ............................................   8

        Item 5. Other Information ..................................   8

        Item 6. Exhibits and Reports on Form 8-K ...................   8

Signatures .........................................................   9

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                   March 31,   December 31,
                                                      2004          2003
                                                   ----------   ------------
                                                   (Unaudited)  (See Note 1)

Current Assets
 Cash and Equivalents                              $   50,660   $   51,905
 Prepaid expenses and other current assets              9,736        9,954
                                                   ----------   ----------
     Total Current Assets                              60,396       61,859

Property & Equipment, net of accumulated
 depreciation of $83,954 and $79,924 at
 March 31, 2004 and December 31, 2003
 respectively (Note 6)                                 56,344       59,012
Capital Leases less accumulated amortization
 of $3,595 and $2,397 at March 31, 2004 and
 December 31, 2003, respectively                       20,374       21,572
Investment                                            139,539      139,539
                                                   ----------   ----------
     Total Assets                                  $  276,653   $  281,982
                                                   ==========   ==========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and accrued expenses             $   56,440   $   36,254
 Line of credit                                        18,800         -
 Obligation under capital lease                         4,538        4,470
                                                   ----------   ----------
     Total Current Liabilities                         79,778       40,724

Obligation under capital lease net of current
 portion                                               14,407       15,567
                                                   ----------   ----------
     Total Liabilities                                 94,185       56,291

Commitments(Notes 1,5,7,9 and 13)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and
  outstanding                                            -            -
 Common stock, no par value, 50,000,000
  share authorized, 3,800,000 issued and
  outstanding at March 31, 2004 and
  at December 31, 2003                                337,705      337,705
 Additional paid-in capital                           126,837      126,837
 Accumulated deficit                                 (282,074)    (238,851)
                                                   ----------   ----------
     Total Stockholders' Equity                       182,468      225,691
                                                   ----------   ----------
Total Liabilities & Stockholders' Equity           $  276,653   $  281,982
                                                   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three months ended
                                                   March 31,     March 31,
                                                      2004         2003
                                                   ----------   ----------

Fees from loan activities                          $  175,032   $  259,894
Cost of loan activities                                88,210      163,401
                                                   ----------   ----------
     Gross Profit                                      86,822       96,493

Operating Expenses
 Salaries, payroll taxes and benefits                  71,076       73,286
 Options granted                                         -          52,000
 Depreciation                                           5,228        4,978
 Advertising & Promotion                                1,601        8,710
 Rent expense                                          12,600       12,600
 Other operating expense                               39,541       45,071
                                                   ----------   ----------
     Total Operating Expenses                         130,046      196,645

     Net Operating (Loss)                             (43,224)    (100,152)

Other Income (Expenses)
 Interest income                                            1          203
                                                   ----------   ----------
     Total Other Income (Expenses)                          1          203
                                                   ----------   ----------
     Net (Loss)                                    $  (43,223)  $  (99,949)
                                                   ==========   ==========
     Net (Loss) per Common Share                   $    (0.01)  $    (0.03)
                                                   ==========   ==========


Weighted Average Number of Shares Outstanding       3,800,000    3,800,000
                                                   ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Three months ended
                                                    March 31,    March 31,
                                                      2004         2003
                                                   ----------   ----------

Cash flows from Operating Activities:
 Net (Loss)                                        $  (43,223)  $  (99,949)

Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and Amortization                         5,228        4,978
  Options granted                                        -          52,000

Increase (decrease) in:
 Prepaid expenses                                         218       (1,123)
Increase (decrease) in:
 Accounts payable and accrued expenses                 20,186       (5,693)
 (Decrease) in capital lease obligations               (1,092)        -
                                                   ----------   ----------

Net cash provided by(used in) Operating
 Activities                                           (18,683)     (49,787)
                                                   ----------   ----------
Cash flow from Investing Activities:
 (Acquisition) of property and equipment               (1,362)      (1,002)
Net Cash Provided by (Used in) Investing           ----------   ----------
 Activities                                            (1,362)      (1,002)
                                                   ----------   ----------
Cash flows from Financing Activities:
 Draws (payments) on line of credit, net               18,800         -
                                                   ----------   ----------
Net Cash Provided by Financing Activities              18,800         -
                                                   ----------   ----------
Net (decrease) in Cash                                 (1,245)     (50,789)

Cash, beginning of period                              51,905      132,069
                                                   ----------   ----------
Cash, end of period                                    50,660       81,280
                                                   ==========   ==========

Interest paid                                            -            -
                                                   ==========   ==========
Income tax paid                                          -            -
                                                   ==========   ==========





The accompanying notes are an integral part of the consolidated financial statements.

                       MOUNTAIN STATES HOLDINGS,  INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2004 (Unaudited)

1)   Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (company) without audit, pursuant to the rules of the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain State Holding, Inc. later in the year.

     The management of Mountain State Holding, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2)   Business of the Company

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

     During September 2002, the Company formed a wholly owned subsidiary named Mountain States Lending, Inc. On December 31, 2002 the Company transferred its assets and liabilities relating to the mortgage lending business to Mountain States Lending, Inc.

                                    ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2004 VS. THREE MONTHS ENDED MARCH 31, 2003

     Revenues were $175,032 for the three months ended March 31, 2004 as compared to $259,894 for the three months ended March 31, 2003. The decreased revenue is due to more loans closed during the first three months of 2003 compared to the same period in 2004. The number of loans closed in the first quarter 2004 was 53 compared to 64 loans in the first quarter 2003. The amount received per loan closed also decreased.

     The cost of loan activities was $88,210 (50.4% of revenue) for the three months ended March 31, 2004 as compared to $163,401 (62.9% of revenues) for the three months ended March 31, 2003. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $71,076 for the three months ended March 31, 2004 as compared to $73,286 for the three months ended March 31, 2003.

     The Company had a net operating loss of $43,224 during the three months ended March 31, 2004 compared to a net operating loss of $100,152 during the three months ended March 31, 2003. The difference resulted primarily from a charge against income of $52,000 for options granted during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was ($19,382) at March 31, 2004 compared to $21,135 at December 31, 2003.

     Net cash used in operating activities during the three months ended March 31, 2004 was $18,683 compared to $49,787 used in operating activities in the three months ended March 31, 2003.

     During the three months ended March 31, 2004 the company used $1,362 from investing activities whereas in the three months ended March 31, 2003 the Company used $1,002 cash from investing activities.

     During the three months ended March 31, 2004 the company was provided $18,800 from financing activities whereas no cash was provided for or used in financing activities during the three months ended March 31, 2003.

                                    ITEM 3.
                            CONTROL AND PROCEDURES

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

                          PART II.  OTHER INFORMATION

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

         (b) Reports on Form 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MOUNTAIN STATES HOLDINGS, INC.



Date:   May 17, 2004              By:/s/Mark E. Massa
                                     Mark E. Massa, President and Director