Form 10QSB
period 2004-06-30
MOUNTAIN STATES HOLDINGS INC
filed 2004-08-16
CIK 1157004

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended June 30, 2004

                                      or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the transition period from  ________ to __________


                     Commission File Number:  333-67174


                        MOUNTAIN STATES HOLDINGS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Colorado                                    84-1153946
--------------------------------                ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


               7435 East Peakview Avenue, Englewood, CO 80111
         --------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)


                               (303) 740-5455
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


                                    N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [ X ] Yes    [   ] No


As of June 30, 2004, Registrant had 4,000,000 shares of common stock, no par value, outstanding.





                                    INDEX

                                                                     Page
                                                                    Number

Part I. Financial Information

Item 1.  Consolidated Financial Statements ......................     3

         Consolidated Balance Sheets as of
         June 30, 2004 (Unaudited) and
         December 31, 2003 ......................................     3

         Consolidated Statements of Operations,
         Three Months Ended June 30, 2004
         and June 30, 2003 (Unaudited) ..........................     4

         Consolidated Statements of Operations,
         Six Months Ended June 30, 2004
         and June 30, 2003 (Unaudited) ..........................     5

         Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 2004
         and June 30, 2003 (Unaudited) ..........................     6

         Notes to Consolidated Financial Statements .............     7

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations ..........     9

Item 3. Controls and Procedures .................................    10

Part II. Other Information ......................................    11

Signatures .....................................................     12

                  ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                ASSETS
                                                     June 30,    December 31,
                                                       2004         2003
                                                    ---------    ------------
                                                   (Unaudited)   (See Note 1)
Current Assets
 Cash and Equivalents                               $  68,114     $  51,905
 Prepaid expenses and other current assets              1,194         9,954
                                                    ---------     ---------
     Total Current Assets                              69,308        61,859

Property & Equipment, net of accumulated
 depreciation of $88,906 and $79,924 at
 June 30, 2004 and December 31, 2003
 respectively (Note 6)                                 52,203        59,012
Capital Leases less accumulated amortization
 of $4,794 at June 30, 2004 and $2,397 at
 December 31, 2003                                     19,175        21,572

Investment                                            139,539       139,539
                                                    ---------     ---------
     Total Assets                                   $ 280,225     $ 281,982
                                                    =========     =========
  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and accrued expenses              $  21,913     $  36,254
 Obligation under capital lease                         4,609         4,470
                                                    ---------     ---------
     Total Current Liabilities                         26,522        40,724

Obligation under capital lease net of current
 portion                                               13,296        15,567
                                                    ---------     ---------
     Total Liabilities                              $  39,818     $  56,291
                                                    ---------     ---------
Commitments(Notes 1,5,7,9 and 13)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and
  outstanding                                            -             -
 Common stock, no par value, 50,000,000
  share authorized, 4,000,000 and 3,800,000
  issued and outstanding at June 30, 2004
  and at December 31, 2003, respectively              422,455       337,705
 Additional paid-in capital                           126,837       126,837
 Accumulated deficit                                 (308,885)     (238,851)
                                                    ---------     ---------
Total Stockholders' Equity                            240,407       225,691
                                                    ---------     ---------
Total Liabilities & Stockholders' Equity            $ 280,225     $ 281,982
                                                    =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                      Three months ended
                                                     June 30,      June 30,
                                                       2004          2003
                                                    ---------     ---------

Fees from loan activities                           $ 227,486     $ 332,065
Cost of loan activities                               151,027       217,273
                                                    ---------     ---------
     Gross Profit                                      76,459       114,792
                                                    ---------     ---------
Operating Expenses
 Salaries, payroll taxes and benefits                  54,472        38,443
 Options granted                                         -             -
 Depreciation and Amortization                          5,341         4,932
 Advertising & Promotion                                4,187         1,256
 Rent expense                                          13,100        12,600
 Other operating expense                               23,448        64,581
                                                    ---------     ---------
     Total Operating Expenses                         100,548       121,812
                                                    ---------     ---------
Net Operating (Loss)                                  (24,089)       (7,020)

Other Income (Expenses)
 Interest income                                         -              123
 Interest (expense)                                      (381)         (596)
 Earnings on investment                                  -             -
                                                    ---------     ---------
     Total Other Income (Expenses)                       (381)         (473)
                                                    ---------     ---------

Net (Loss)                                          $ (24,470)    $  (7,493)
                                                    =========     =========
Net (Loss) per Common Share                         $   (0.01)        nil
                                                    =========     =========
Weighted Average Number of Shares Outstanding       4,000,000     3,800,000
                                                    =========     =========













The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                       Six months ended
                                                     June 30,      June 30,
                                                       2004          2003
                                                    ---------     ---------

Fees from loan activities                           $ 402,518     $ 591,959
Cost of loan activities                               239,237       380,676
                                                    ---------     ---------
Gross Profit                                          163,281       211,283
                                                    ---------     ---------

Operating Expenses
 Salaries, payroll taxes and benefits                 125,548       111,729
 Options granted                                         -           52,000
 Depreciation and Amortization                         10,569         9,910
 Advertising & Promotion                                5,787         9,966
 Rent expense                                          25,700        25,200
 Other operating expense                               65,331       109,652
                                                    ---------     ---------
Total Operating Expenses                              232,935       318,457
                                                    ---------     ---------
Net Operating (Loss)                                  (69,654)     (107,174)

Other Income (Expenses)
 Interest income                                            1           326
 Interest (expense)                                      (381)         (596)
 Earnings on investment                                  -             -
                                                    ---------     ---------
Total Other Income (Expenses)                            (380)         (270)
                                                    ---------     ---------
Net (Loss)                                          $ (70,034)    $(107,444)
                                                    =========     =========
Net (Loss) per Common Share                         $   (0.02)    $   (0.03)
                                                    =========     =========
Weighted Average Number of Shares Outstanding       3,900,000     3,800,000
                                                    =========     =========
















The accompanying notes are an integral part of the consolidated financial statements

                         MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six months ended
                                                     June 30,      June 30,
                                                       2004          2003
                                                    ---------     ---------
Cash flows from Operating Activities:
 Net (Loss)                                         $ (70,034)    $(107,444)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation                                         10,569         9,910
  Options granted                                                    52,000
  Stock issued for services                            14,750          -
  (Increase) decrease in:
    Other                                               8,760          (526)
  Increase (decrease) in:
    Accounts payable and accrued expenses             (14,341)       14,637
    Obligation under capital lease                       -            4,335
                                                    ---------     ---------
Net cash (used in) Operating Activities               (50,296)      (27,088)
                                                    ---------     ---------
Cash flow from Investing Activities:
 (Acquisition) of property and equipment               (1,363)       (1,132)
 (Acquisition) of capital leases                         -          (23,969)
                                                    ---------     ---------
Net Cash (used in) Investing Activities                (1,363)      (25,101)
                                                    ---------     ---------
Cash flows from Financing Activities:
 Common stock issued                                   70,000          -
 Increase(decrease) in capital lease obligations       (2,132)       17,905
                                                    ---------     ---------
Net Cash provided by Financing Activities              67,868        17,905
                                                    ---------     ---------
Net increase (decrease) in Cash                        16,209       (34,284)

Cash, beginning of period                              51,905       132,069
                                                    ---------     ---------
Cash, end of period                                    68,114        97,785
                                                    =========     =========
Interest paid                                             381           596
                                                    =========     =========
Income tax paid                                          -             -
                                                    =========     =========









The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS,  INC.
                         AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2004 (Unaudited)

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

2)   Business of the Company

     Mountain States Holding, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Holdings, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares.

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

3)   Common Stock

     During April 2004, the Company sold to certain officers, directors, and employees 200,000 shares of its common stock at an offering price of 35 cents per share for a total of $70,000. Compensation of $14,750 was recorded related to these shares. In addition, 100,000 stock options granted in 2003 were cancelled in connection with this stock issuance.

                                   ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

     Revenues were $227,486 for the three months ended June 30, 2004 as compared to $332,065 for the three months ended June 30, 2003. The decreased revenue is due to a decreased number of loans closed during the second three months of 2004 compared to the same period in 2003. The number of loans closed in the second quarter 2004 was 72 compared to 85 loans in the second quarter 2003. The amount received per loan closed also decreased.

     The cost of loan activities was $151,027 (66.3% of revenue) for the three months ended June 30, 2004 as compared to $217,273 (65.4% of revenues) for the three months ended June 30, 2003. This decline resulted from the decreased number of loans closed.

     Salaries, payroll taxes and benefits were $54,472 for the three months ended June 30, 2004 as compared to $38,443 for the three months ended June 30, 2003. The increase in 2004 was principally due to the issuance of stock for services valued at $14,750.

     The Company had a net operating loss of $23,470 during the three months ended June 30, 2004 compared to net operating income of $7,493 during the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

     Revenues were $402,518 for the six months ended June 30, 2004 as compared to $591,959 for the six months ended June 30, 2003. The decreased revenue is due to a decreased number of loans closed during the first six months of 2004 compared to the same period in 2003. The number of loans closed in the first six months 2004 was 125 compared to 149 loans in the first six months 2003. The amount received per loan closed decreased slightly.

     The cost of loan activities was $239,237 (59.4% of revenue) for the six months ended June 30, 2004 as compared to $380,676 (64.3% of revenues) for the six months ended June 30, 2003. In addition to decreased loan closings, compensation paid to loan officers also decreased.

     Salaries, payroll taxes and benefits were $125,548 for the six months ended June 30, 2004 as compared to $111,729 for the six months ended June 30, 2003. The increase in 2004 was principally due to the issuance of stock for services valued at $14,750.

     Other operating expenses were $65,331 for the six months ended June 30, 2004 as compared to $109,652 for the six months ended June 30, 2003. This resulted primarily from a decrease in public company expenses of $ 35,925.

     The Company had a net operating loss of $70,034 during the six months ended June 30, 2004 compared to a net operating loss of $107,444 during the six months ended June 30, 2003. This reduced operating loss is the primarily result of options expensed in 2003 in the amount of $52,000, less stock issued for services in the amount of $14,750 during 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $42,786 at June 30, 2004 compared to $21,135 at December 31, 2003.
      Net cash used in operating activities during the six months ended June 30, 2004 was $50,296 compared to $27,088 used in operating activities in the six months ended June 30, 2003.

     During the six months ended June 30, 2004 the company used $1,363 in investing activities whereas in the six months ended June 30, 2003 the Company used $25,101 in investing activities.

     Cash was provided from financing activities in the amount of $67,868 during the six months ended June 30, 2004 compared to $17,905 provided during the six months ended June 30, 2003.


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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         During April 2004, we issued 200,000 shares of common stock to four persons who were all employees, officers or directors who purchased the shares at a price of $.35 per share or a total of $70,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the six month ended June 30, 2004.

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

                                  MOUNTAIN STATES HOLDINGS, INC.



Date:   August 16, 2004           By:/s/ Mark E. Massa
                                     Mark E. Massa, President and Director