Form 10QSB
period 2004-09-30
MOUNTAIN STATES HOLDINGS INC
filed 2004-11-12
CIK 1157004

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 2004

     or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the transition period from  ________ to __________

                      Commission File Number   333-67174

                        MOUNTAIN STATES HOLDINGS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                  84-1153946
---------------------------------             ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                7435 East Peakview Avenue, Englewood, CO 80111
       ----------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


                              (303) 740-5455
              --------------------------------------------------
              Registrant's telephone number, including area code

                                     NA
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [ X ] Yes    [   ] No

As of September 30, 2004, Registrant had 4,000,000 shares of common stock, no par value, outstanding.












                                    INDEX


                                                                  Page
Part I. Financial Information

        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 2004 (Unaudited) and
                 December 31, 2003 ...............................   3

                 Consolidated Statements of Income,
                 Three months Ended September 30, 2004
                 and September 30, 2003 (Unaudited) ..............   4

                 Consolidated Statements of Income,
                 Nine months Ended September 30, 2004
                 and September 30, 2003 (Unaudited) ..............   5

                 Consolidated Statements of Cash Flow,
                 nine months Ended September 30, 2004
                 and September 30, 2003 (Unaudited) ..............   6

                 Notes to Consolidated Financial Statements ......   7

        Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations  .....................................   8-9

        Item 3.  Control and Procedures ..........................   9

Part II. Other Information .......................................   10

Signatures .......................................................   11

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                September 30,   December 31,
                                                    2004           2003
                                                -------------   ------------
                                                 (Unaudited)    (See Note 1)
Current Assets
 Cash and Equivalents                             $     303      $  51,905
 Prepaid expenses and other current assets            4,146          9,954
                                                  ---------      ---------
Total Current Assets                                  4,449         61,859

Property & Equipment, net of accumulated
 depreciation of $92,182 and $79,924 at
 September 30, 2004 and December 31, 2003
 respectively (Note 6)                               48,117         59,012
Capital Leases less accumulated amortization
 of $5,992 at September 30, 2004 and $2,397
 at December 31, 2003                                17,977         21,572
Investment                                          139,539        139,539
                                                  ---------      ---------
Total Assets                                      $ 210,082      $ 281,982
                                                  =========      =========

                      LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts Payable and accrued expenses            $   6,692      $  36,254
 Line of credit                                       4,200           -
 Obligation under capital lease                       4,680          4,470
                                                  ---------      ---------
Total Current Liabilities                            15,572         40,724
                                                  ---------      ---------
Obligation under capital lease net of
 current portion                                     12,099         15,567
                                                  ---------      ---------
Total Liabilities                                    27,671         56,291
                                                  ---------      ---------
Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued and outstanding       -              -
 Common stock, no par value, 50,000,000
  shares authorized, 4,000,000 and 3,800,000
  issued and outstanding at September 30, 2004 and
  at December 31, 2003 respectively                 422,455        337,705
Additional paid-in capital                          126,837        126,837
Accumulated deficit                                (366,881)      (238,851)
                                                  ---------      ---------
Total Stockholders' Equity                          182,411        225,691
                                                  ---------      ---------
Total Liabilities & Stockholders' Equity          $ 210,082      $ 281,982
                                                  =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three months ended
                                               September 30,   September 30,
                                                   2004            2003
                                               -------------   -------------

Fees from loan activities                       $   89,688      $  255,926
Cost of loan activities                             41,922         140,308
                                                ----------      ----------
Gross Profit                                        47,766         115,618
                                                ----------      ----------
Operating Expenses
 Salaries, payroll taxes and benefits               49,791          73,314
 Depreciation and Amortization                       5,284           5,502
 Advertising & Promotion                             2,373           1,621
 Rent expense                                       11,000          12,600
 Other operating expense                            37,315          45,203
                                                ----------      ----------
Total Operating Expenses                           105,763         138,240
                                                ----------      ----------
Net Operating (Loss)                               (57,997)        (22,622)

Other Income (Expenses)
 Interest income                                         1              67
 Interest (expense)                                   -               (335)
 Earnings on investment                               -               -
                                                ----------      ----------
Total Other Income (Expenses)                            1            (268)
                                                ----------      ----------
Net (Loss)                                      $  (57,996)     $  (22,890)
                                                ==========      ==========
Net (Loss) per Common Share                         nil         $    (0.01)
                                                ==========      ==========
Weighted Average Number of Shares
 Outstanding                                     4,000,000       3,800,000
                                                ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended
                                               September 30,   September 30,
                                                   2004            2003
                                               -------------   -------------

Fees from loan activities                       $  492,206      $  847,885
Cost of loan activities                            281,159         520,984
                                                ----------      ----------
Gross Profit                                       211,047         326,901
                                                ----------      ----------
Operating Expenses
 Salaries, payroll taxes and benefits              175,339         185,043
 Options granted                                      -             52,000
 Depreciation and Amortization                      15,853          15,412
 Advertising & Promotion                             8,160          11,587
 Rent expense                                       36,700          37,800
 Other operating expense                           102,646         154,855
                                                ----------      ----------
Total Operating Expenses                           338,698         456,697
                                                ----------      ----------
Net Operating (Loss)                              (127,651)       (129,796)
                                                ----------      ----------
Other Income (Expenses)
 Interest income                                         2             393
 Interest (expense)                                   (381)           (931)
 Earnings on investment                               -               -
                                                ----------      ----------
Total Other Income (Expenses)                         (379)           (538)
                                                ----------      ----------
Net (Loss)                                      $ (128,030)     $ (130,334)
                                                ==========      ==========
Net (Loss) per Common Share                     $    (0.03)     $    (0.03)
                                                ==========      ==========
Weighted Average Number of Shares
 Outstanding                                     3,888,888       3,800,000
                                                ==========      ==========






The accompanying notes are an integral part of the consolidated financial statements

                        MOUNTAIN STATES HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine months ended
                                               September 30,   September 30,
                                                   2004            2003
                                               -------------   -------------
Cash flows from Operating Activities:
 Net (Loss)                                      $(128,030)      $(130,334)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation                                      15,853          15,412
  Options granted                                     -             52,000
  Stock issued for services                         14,750            -

(Increase) decrease in:
 Other Current Assets                                5,808             892

Increase (decrease) in:
 Accounts payable and accrued expenses             (29,562)         (1,164)
 Line of credit                                      4,200            -
 Obligation under capital lease                        210           4,402
                                                 ---------       ---------

Net cash (used in) Operating Activities           (116,771)        (58,792)
                                                 ---------       ---------
Cash flow from Investing Activities:
 (Acquisition) of property and equipment            (1,363)         (1,152)
 (Acquisition) of capital leases                      -            (23,969)
                                                 ---------       ---------
Net Cash (used in) Investing Activities             (1,363)        (25,121)

Cash flows from Financing Activities:
 Common stock issued                                70,000            -
 Increase(decrease) in capital lease obligations    (3,468)         16,779
                                                 ---------       ---------
Net Cash provided by Financing Activities           66,532          16,779
                                                 ---------       ---------
Net increase (decrease) in Cash                    (51,602)        (67,134)

Cash, beginning of period                           51,905         132,069
                                                 ---------       ---------
Cash, end of period                                    303          64,935
                                                 =========       =========
Interest paid                                          381             931
                                                 =========       =========
Income tax paid                                       -               -
                                                 =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

MOUNTAIN STATES HOLDINGS,  INC.
AND CONSOLIDATED SUBSIDIARIES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

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

3)   Common Stock

     During April 2004, the Company sold to certain officers, directors, and employees 200,000 shares of its common stock at an offering price of 35 cents per share for a total of $70,000. Compensation of $14,750, was recorded related to these shares. In addition, 100,000 stock options granted in 2003 were cancelled in connection with this stock issuance.

                                    ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED
                              SEPTEMBER 30, 2003

     Revenues were $89,688 for the three months ended September 30, 2004 as compared to $255,926 for the three months ended September 30, 2003. The decreased revenue is due to a decreased number of loans closed during the third quarter of 2004 compared to the same period in 2003. The number of loans closed in the third quarter 2004 was 27 compared to 67 loans in the third quarter 2003. The amount received per loan closed also decreased.

     The cost of loan activities was $41,922 (46.7% of revenue) for the three months ended September 30, 2004 as compared to $140,308 (54.8% of revenues) for the three months ended September 30, 2003. This decline resulted from the decreased number of loans closed.

     Salaries, payroll taxes and benefits were $49,791 for the three months ended September 30, 2004 as compared to $73,314 for the three months ended September 30, 2003.

     The Company had a net operating loss of $57,996 during the three months ended September 30, 2004 compared to net operating loss of $22,890 during the three months ended September 30, 2003.

         NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED
                              SEPTEMBER 30, 2003

     Revenues were $492,206 for the nine months ended September 30, 2004 as compared to $847,885 for the nine months ended September 30, 2003. The decreased revenue is due to a decreased number of loans closed during the first nine months of 2004 compared to the same period in 2003. The number of loans closed in the first nine months 2004 was 152 compared to 216 loans in the first Nine months 2003. The amount received per loan closed decreased.

     The cost of loan activities was $281,159 (57.1% of revenue) for the nine months ended September 30, 2004 as compared to $520,984 (61.5% of revenues) for the nine months ended September 30, 2003. Decreased loan closings, resulted in decreased closing costs.

     Salaries, payroll taxes and benefits were $175,339 for the nine months ended September 30, 2004 as compared to $185,043 for the nine months ended September 30, 2003.

     The Company had a net loss of $128,030 during the nine months ended September 30, 2004 compared to a net operating loss of $129,796 during the nine months ended September 30, 2003.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $11,123 at September 30, 2004 compared to working capital of $21,135 at December 31, 2003.

     Net cash used in operating activities during the nine months ended September 30, 2004 was $116,771 compared to $58,092 used in operating activities in the nine months ended September 30, 2003.

     During the nine months ended September 30, 2004 the company used $1,363 in investing activities whereas in the nine months ended September 30, 2003 the Company used $25,121 in investing activities.

     Cash was provided from financing activities in the amount of $66,532 during the nine months ended September 30, 2004 compared to $16,779 provided during the nine months ended September 30, 2003.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the six month ended September 30, 2004.

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

                                  MOUNTAIN STATES HOLDINGS, INC.


Date: November 11, 2004           By/s/ Mark E. Massa
                                    Mark E. Massa, President and director