Form 10KSB
period 2004-12-31
MOUNTAIN STATES HOLDINGS INC
filed 2005-03-31
CIK 1157004

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2004

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 28, 2005, 4,150,000 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $1,016,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $610,042.

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

     FHA loans are insured by HUD and typically allow for a 3% down payment and generally have less stringent underwriting guidelines than either FNMA or FHLMC. During 2004, FHA loans comprised less than 5% of our business.

     VA loans are guaranteed by the Veterans Administration. These loans are available to most retired and active duty military personnel and usually allow for no down payment when purchasing a home. During 2004, VA loans comprised less than 27% of our business.

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

     Approximately 70% to 75% of our loans are originated by our one full-time and three part-time loan officers, and we pay them between 70% to 85% of these fees as commissions. Each loan officer signs an agreement with us which provides the amount of compensation paid and that the loan officer will only originate loans for Mountain States Holdings. The agreements also state that the loan officers are now full-time employees per HUD regulations. Our President, who also originates loans, does not receive a commission but his compensation is based somewhat on his production as described in the Management section of this Form 10-KSB. Based on our experience, an experienced loan officer should originate and close 40 or more loans per year.

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

EMPLOYEES

     We presently have three full-time employees, including two full-time loan officers, of which one is our President. We also have three part-time loan officers.

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

     9. POSSIBLE FUTURE ISSUANCES OF STOCK BY US WOULD HAVE A POTENTIAL ANTI-TAKEOVER EFFECT. We have authorized capital stock of 50,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Currently, there are 4,150,000 shares of common stock issued and outstanding. Although there are no present plans, agreements or undertakings with respect to our issuance of any shares of stock or related convertible securities, the issuance of any such securities by us could have anti-takeover effects insofar as such securities could be used as a method of discouraging, delaying or preventing a change in our control. Such issuance could also dilute the public ownership of us. Inasmuch as we may, in the future, issue authorized shares of common stock or preferred stock without prior stockholder approval, there may be substantial dilution to the interests of our stockholders. However, given that we are authorized to issue more stock, there can be no assurance that we will not do so. In addition, a stockholder's pro rata ownership interest in us may be reduced to the extent of the issuance and/or exercise of any options or warrants relating to the common stock or preferred stock. The issuance of additional shares of common stock may have the effect of rendering more difficult or discouraging an acquisition or change in our control.

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

     13. SHARES ELIGIBLE FOR FUTURE SALE. We currently have 4,150,000 shares outstanding and the following is a breakdown of these shares:

          Free Trading                                250,000 Shares
          Restricted:
            Eligible for sale under Rule 144        3,550,000 Shares
            Not eligible for sale under Rule 144      350,000 Shares

     We are unable to predict the effect that sales made in this offering or under Rule 144 may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of these or other shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease a 2,400 square foot office condominium unit in Englewood, Colorado from a limited liability company owned by Mark Massa, our President. The monthly lease payments are $3,500. The lease expires on November 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2004.


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


                                                  Bid
             Quarter Ended                   High     Low
             -------------                   ----     ---

             March 31, 2003                  $1.25    $1.01
             June 30, 2003                   $2.00    $1.15
             September 30, 2003              $1.15    $1.05
             December 31, 2003               $1.05    $1.05

             March 31, 2004                  $1.05    $1.05
             June 30, 2004                   $1.05    $0.51
             September 30, 2004              $0.55    $0.55
             December 31, 2004               $0.55    $0.55


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 28, 2005, was approximately 76. This does not include shares held in street name.

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

     PRIVATE SALES OF UNREGISTERED SECURITIES. During the three months ended December 31, 2004, we sold a total of 150,000 shares of common stock to five accredited investors at a price of $.50 per share. No commissions were paid and the shares were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

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

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2004 VS. YEAR ENDED DECEMBER 31, 2003

     Revenues were $610,042 for the year ended December 31, 2004 as compared to $1,025,124 for the year ended December 31, 2003. The 40.5% decline in revenue is due to a decreased number of loans closed during the year ended December 31, 2004, compared to the prior year. The number of loans closed in the year ended December 31, 2004 was 186 compared to 258 loans in the prior year. The amount received per loan closed decreased slightly.

     The cost of loan activities was $342,002 (56.1% of revenue) for the year ended December 31, 2004 as compared to $582,466 (56.8% of revenues) for the year ended December 31, 2003. The reduction in cost of loan activities was primarily due to the fewer loan closings in 2004.

     Salaries, payroll taxes and benefits were $225,707 for the year ended December 31, 2004 as compared to $273,578 for the year ended December 31, 2003. This decrease is due to a reduction in employees and bonuses paid.

     The Company had a net operating loss of $165,421 during the year ended December 31, 2004 compared to a net operating loss of $155,272 during the year ended December 31, 2003. This was primarily due to the fact that the Company's business slowed and fewer loans were closed.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $28,480 at December 31, 2004 compared to $21,135 at December 31, 2003.

      Net cash used in operating activities during the year ended December 31, 2004, was $139,553 compared to $75,060 used in operating activities in the year ended December 31, 2003.

     During the year ended December 31, 2004, the Company used $1,333 in investing activities and in the year ended December 31, 2003 the Company used $1,172 in investing activities.

     Cash was provided from financing activities in the amount of $114,160 during the year ended December 31, 2004 compared to $3,932 used in financing activities in the year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-13 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     None.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

        Name              Age              Positions and Offices Held
        ----              ---              --------------------------

     Mark E. Massa        46       President and Director of Mountain States
                                   Lending and Director of Mountain Eagle
                                   Homes, Inc.

     Patricia A. Lowe     58       Director


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

ITEM 10.  EXECUTIVE COMPENSATION

     Following tables set forth information regarding executive compensation for our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for any of the years ended December 31, 2004, 2003 or 2002.

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards          Payouts
                           ------------------------    ---------------------   -------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus     sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----     ------   ----------   --------   -------   -------
Mark E. Massa        2004   $144,000 $   -0-   $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 President and Chief 2003   $144,000 $ 23,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 Executive Officer   2002   $144,000 $ 39,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-

          OPTION/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2004

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


     Mark Massa currently is receiving a monthly salary of $12,000, and if his commissions from loan originations exceeds $12,000, he receives a monthly bonus of one-half of the amount of this excess. He also receives a monthly bonus of 5% of the commissions generated by all other loan officers. During 2004, Mark Massa waived all of his bonuses due to the Company's cash flow position. As of December 31, 2004, no amounts were owed to Mark Massa for bonuses or other compensation.

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

     As of March 31, 2005, there were no options outstanding under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 28, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark E. Massa                        1,542,000              37.2%
7435 East Peakview Ave.
Englewood, CO  80111

Timothy J. Brasel                    1,447,500 (1)          34.9%
5770 South Beech Court
Greenwood Village, CO
  80121

Susan Brasel                           473,250 (2)          11.4%
5790 South Beech Court
Greenwood Village, CO 80121

Patricia A. Lowe                        10,000               --
7435 East Peakview Ave.
Englewood, CO  80111

All Directors and                    1,552,000              37.4%
Executive Officers as
a Group (2 persons)
__________________

(1) Includes 775,000 shares held by Brasel Family Partners, Ltd., for which Mr. Brasel serves as general partner; 350,000 shares held by Mr. Brasel's children; 197,500 shares held by the Charitable Remainder Trust of Timothy J. Brasel; and 125,000 shares which represents 50% of the shares held by LaMirage Trust.

(2) Includes 200,000 shares held by Nasus Lesarb Ltd., 250,000 shares held by LaMirage Trust, and 23,250 shares held by the Charitable Remainder Trust of Susan Anne Brasel.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of Mountain States Holdings.

                         EQUITY COMPENSATION PLAN INFORMATION

===================================================================================
Plan category   Number of securities    Weighted average      Number of securities
                to be issued upon ex-   exercise price of     remaining available
                cise of outstanding     outstanding options   for future issuance
                options, warrants       warrants and rights
                and rights
--------------  ---------------------   -------------------   --------------------
Equity compen-
sation plans
approved by
securityholders          -0-                   -0-                 2,500,000
----------------------------------------------------------------------------------
Equity compen-
sation plans
not approved by
securityholders          -0-                   -0-                   -0-
----------------------------------------------------------------------------------
Total                    -0-                   -0-                 2,500,000
==================================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During November 1990, Mark Massa purchased 1,750,000 shares of our common stock for a total consideration of $1,000.

     Effective September 1, 1999, we entered into a lease with Mark Massa for an office condominium which was owned by Mr. Massa. The initial monthly rent was $2,500. On November 1, 2000, a new lease was entered into which requires us to pay $4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees. This lease was amended in August 2004, reducing the monthly rent to $3,500. This lease expires November 1, 2008. Our board of directors is of the opinion that the terms of this lease are at least as favorable to us as could have been obtained from unaffiliated parties.

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

      During April 2004, we sold a total of 200,000 shares of our common stock at a price of $.35 per share to four persons who were employees, officers and directors and in connection therewith such persons agreed to cancel their existing stock options. Included in the shares issued were 70,000 shares issued to Mark Massa, our President and a director and 10,000 shares issued to Patricia Lowe, a director.

     During December 2004, we wold 150,000 shares of our common stock to five accredited investors at a price of $.50 per share. Included in the investors were the following persons who are principal shareholders:

          Charitable Remainder Trust of
            Susan Anne Brasel                       23,250 Shares
          Charitable Remainder Trust of
            Timothy J. Brasel                       22,500 Shares

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2004 and 2003 by Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB or services that were reasonably related to the performance of the audit or review of the financial statements were $17,000 and $16,500, respectively.

AUDIT-RELATED FEES

     None.

ALL OTHER FEES

      The aggregate fees billed for other services rendered by Schumacher & Associates, Inc. for the two fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     The Company does not have an audit committee.

                         MOUNTAIN STATES HOLDINGS, INC.
                         AND CONSOLIDATED SUBSIDIARY

                         DECEMBER 31, 2004 AND 2003

                                   CONTENTS


                                                                       Page

Report of Independent Registered Public Accounting Firm .............. F-1

Financial statements:

     Balance Sheets .................................................. F-2

     Statements of Operations ........................................ F-3

     Statement of Changes in Shareholders' Equity .................... F-4

     Statements of Cash Flows ........................................ F-5

     Notes to Financial Statements ................................... F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Mountain States Holdings, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of Mountain States Holdings, Inc. and Consolidated Subsidiary as of December 31, 2004, and the related statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Holdings, Inc. and Consolidated Subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO  80211

February 3, 2005

                         MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                December 31,   December 31,
                                                   2004           2003
                                                ------------   ------------
Current Assets
 Cash and Equivalents                            $  25,179      $  51,905
 Stock Subscriptions Receivable                     46,500           -
 Prepaid expenses and other current assets           6,319          9,954
                                                 ---------      ---------
Total Current Assets                                77,998         61,859

Property & Equipment, net of accumulated
 depreciation of $96,264 and $79,924 at
 December 31, 2004 and December 31, 2003
 respectively (Note 6)                              44,005         59,012
Capital Leases, net of accumulated
 amortization of $ 7,191 and $2,397 at
 December 31, 2004 and December 31, 2003            16,778         21,572
Investment                                         138,486        139,539
                                                 ---------      ---------
Total Assets                                     $ 277,267      $ 281,982
                                                 =========      =========

                      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                $  14,217      $  13,471
 Accounts payable, related party                     7,000           -
 Accrued expenses                                    3,487         22,783
 Line of credit                                     20,062           -
 Obligation under capital lease, current portion     4,752          4,470
                                                 ---------      ---------
Total Current Liabilities                           49,518         40,724
                                                 ---------      ---------
Obligation under capital lease, net of
 current portion                                    10,883         15,567
                                                 ---------      ---------
Total Liabilities                                   60,401         56,291
                                                 ---------      ---------
Commitments and contingencies (Notes 1, 4,
 5, 7, 8, 9 and 10)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and outstanding       -              -
 Common stock, no par value, 50,000,000 shares
 authorized, 4,150,000 issued and outstanding
 at December 31, 2004 and 3,800,000 issued and
 outstanding at December 31, 2003                  497,455        337,705
Additional paid-in capital                         126,837        126,837
Accumulated (deficit)                             (407,426)      (238,851)
                                                 ---------      ---------
Total Stockholders' Equity                         216,866        225,691
                                                 ---------      ---------
Total Liabilities & Stockholders' Equity         $ 277,267      $ 281,982
                                                 =========      =========
The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended      Year Ended
                                                December 31,    December 31,
                                                   2004            2003
                                                ------------    ------------

Fees from loan activities                       $  610,042      $1,025,124
Cost of loan activities                            342,002         582,466
                                                ----------      ----------
Gross Profit                                       268,040         442,658
                                                ----------      ----------
Operating Expenses
 Salaries, payroll taxes and benefits              225,707         273,578
 Options Granted                                      -             52,000
 Stock issued for services                          14,750            -
 Depreciation                                       21,134          20,554
 Advertising & Promotion                            12,509          18,807
 Rent expense                                       47,200          48,912
 Other operating expense                           112,161         184,079
                                                ----------      ----------
Total Operating Expenses                           433,461         597,930
                                                ----------      ----------
Net Operating Income (Loss)                       (165,421)       (155,272)
                                                ----------      ----------
Other Income (Expenses)
 Interest income                                         2             402
 Interest (expense)                                 (2,103)         (1,183)
 (Loss) from joint venture                          (1,053)           (982)
                                                ----------      ----------
Total Other Income (Expenses)                       (3,154)         (1,763)
                                                ----------      ----------
Net (Loss)                                      $ (168,575)     $ (157,035)
                                                ==========      ==========
Net (Loss) per Common Share                     $    (0.04)     $    (0.04)
                                                ==========      ==========
Weighted Average Number of Shares
 Outstanding                                     3,950,000       3,800,000
                                                ==========      ==========















The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                From January 1, 2003 through December 31, 2004

                                                Additional
                                 Common      Stock      Paid-in    Accumulated
                               No./Shares    Amount     Capital      Deficit      Total
                               -----------  ---------  ---------   -----------   --------
Balance at January 1, 2003      3,800,000   $337,705   $ 74,837    $ (81,816)    $330,726

Issuance of options                  -          -        52,000         -          52,000

Net (loss) for the year
 ended December 31, 2003             -          -          -        (157,035)    (157,035)
                                 ---------   --------  --------   ----------     --------
Balance at December 31, 2003     3,800,000    337,705   126,837     (238,851)     225,691

Issuance of common stock
 at $.42 per share                 200,000     84,750      -            -          84,750

Issuance of common stock
 at $.50 per share                 150,000     75,000      -            -          75,000

Net (loss) for the year
 ended December 31, 2004              -          -         -        (168,575)    (168,575)
                                 ---------   --------  --------   ----------    ---------

Balance at December 31, 2004     4,150,000   $497,455  $126,837   $(407,426)    $ 216,866
                                 =========   ========  ========   =========     =========





















The accompanying notes are integral part of the financial statements

                         MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  December 31,   December 31,
                                                     2004           2003
                                                  ------------   ------------
Cash flows from Operating Activities:
 Net (Loss)                                       $ (168,575)    $ (157,035)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                       21,134         20,554
  Loss on investment                                   1,053            982
  Issuance of stock options                             -            52,000
  Stock issued for services                           14,750           -

(Increase) decrease in:
 Other                                                 3,635         (6,937)

Increase (decrease) in:
 Accounts payable and accrued expenses               (11,550)        15,376
                                                  ----------     ----------
Net cash (used in) Operating Activities             (139,553)       (75,060)

Cash flow from Investing Activities:
 (Acquisition) of property and equipment              (1,333)        (1,172)
 (Acquisition) of capital lease
                                                  ----------     ----------
Net Cash (Used in) Investing Activities               (1,333)        (1,172)
                                                  ----------     ----------
Cash flows from Financing Activities:
 Issuance of capital stock                            98,500           -
 Increase (decrease) in capital lease obligation      (4,402)        (3,932)
 Draws (payments) on line of credit, net              20,062           -
                                                  ----------     ----------
Net Cash Provided by (Used in) Financing
 Activities                                          114,160         (3,932)
                                                  ----------     ----------
Net (Decrease) in Cash                               (26,726)       (80,164)

Cash, beginning of period                             51,905        132,069
                                                  ----------     ----------
Cash, end of period                                   25,179         51,905
                                                  ==========     ==========
Interest paid                                          2,103          1,183
                                                  ==========     ==========
Income tax paid                                         -              -
                                                  ==========     ==========
Non cash - capital lease                                -            23,969
                                                  ==========     ==========


The accompanying notes are an integral part of the financial statements

                         MOUNTAIN STATES HOLDINGS, INC.
                  Notes to Consolidated Financial Statements
                          December 31, 2004 and 2003

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

     (a)  Organization and Principles of Consolidation

     The consolidated financial statements include the accounts of the companies listed above for the years ended December 31, 2004 and December 31, 2003 or since the date of inception or acquisition. All intercompany account balances have been eliminated in the consolidation.

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

     (b)  Per Share Information

Per share information is determined using the weighted average number of shares and common share equivalents outstanding during the periods indicated. Stock options outstanding have not been included in the per share computation because inclusion would be anti-dilutive or immaterial.

      (c)  Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to ten years. Building improvements within the Company's office space are being depreciated over 15 years on the straight-line method, based on the anticipated renewal of its office lease. Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations.

     (d)  Fair Value of Financial Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, stock subscriptions receivable, and payables approximate their estimated fair values due to their short-term maturities.

     (e)  Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents. As of December 31, 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     (f)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (g)  Advertising & Promotion

     Advertising expenses including marketing and promotional expenses associated with its operations are expensed as incurred. During the years ended December 31, 2004 and 2003, advertising and promotion expenses totaled $12,509 and $18,807, respectively.

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

      (j)  Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (k)  Related Party Transactions

The Company leases space in an office condominium complex from its president who owns the unit. The lease commenced September 1, 1999, and was renewed to November 1, 2008. At January 1, 2004, the lease required $4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees. Effective August 1, 2004, the monthly rent changed to $3,500. At December 31, 2004 the Company owed $7,000 related to the lease.

      (l)  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payments that, upon implementation, will impact the Company's net earnings and earning per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2004 and 2003, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

      (m)  Impairment of Long-Lived Assets

The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

     (n)  Investment in equity securities

Investments in equity securities include the Company's ownership in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Corporation's share of the earnings or losses of the affiliated companies is included in other income and expenses. If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings in the current period. The Corporation makes such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, information regarding the market and industry trends for the investee's business, and investment analyst reports, if available.

      (o)  Stock-based compensation

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for the years presented. The Corporation has adopted those provisions of FAS 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payments, that, upon implementation, will impact the Company's net earnings and earning per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the year ended December 31, 2004 can be found in Note 4.

     (p)  Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, with no effect on our consolidated financial position or results of operations.

     (q)  Other

The Company has selected December 31, as its fiscal year end.

The Company has paid no dividends during the years ended December 31, 2004 and 2003.

All of the Company's assets are located in the United States.

(2)  Income Taxes

As of December 31, 2004, the Company had an estimated net operating loss carry forward of $330,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2024, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

                                                     December 31,
                                                 2004         2003
                                               ---------    ---------

     Net operating losses carry forward        $  61,000    $  35,000
     Deferred income tax allowance               (61,000)     (35,000)
                                               ---------    ---------
     Net deferred income tax asset                               -
                                               =========    =========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

     Tax (benefit) at Federal statutory rate            (15.00)%
     State tax (benefit) net of Federal benefit          (3.50)
     Valuation allowance                                 18.50
                                                        ------
     Tax provision (benefit)                             00.00

(3)  Capital Stock

At December 31, 2004, the authorized capital of the Corporation was composed of 50,000,000 shares of no par common stock and 5,000,000 shares of no par preferred stock. At December 31, 2004, 4,150,000 shares of common stock were
outstanding.   During April 2004, the Company sold to certain officers,
directors and employees 200,000 shares of its common stock at an offering price of $.35 per share for a total of $70,000 cash. Compensation of $14,750 was recorded related to these shares. In addition, 100,000 stock options granted in 2003 were cancelled in connection with this stock issuance. During December 2004, the Company sold 150,000 shares of its common stock at an offering price of $.50 per share, for a total of $75,000. Cash of $28,500 was received and $46,500 is included in stock subscriptions receivable at December 31, 2004. The $46,500 in stock subscriptions receivable was received in January 2005. No shares of the preferred stock were outstanding at December 31, 2004.

(4)  Stock-Based Compensation

     Equity Incentive Plan

Effective August 30, 2002, shareholders approved the Company's 2002 Equity Incentive Plan. The Plan permits the grant of 2,500,000 shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses, and other stock grants to certain key employees and consultants of the Company. During the year ended December 31, 2003, 100,000 options were granted. There were no options issued or outstanding for the year ended December 31, 2004.

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

The Company's Board of Directors has granted non-qualified stock options and warrants to officers, employees and a non-employee of the Company. The following is a table of outstanding options and changes during 2004 and 2003:

                                                       Weighted
                                            Non-       Average
                                            Employee   Employee   Exercise
                                            Options    Options    Price
                                            --------   --------   --------

Options Outstanding, December 31, 2002         -          -          -
Options granted:
 Employees                                   55,000                 1.00
 Non-employees                                 -        45,000      1.00
Options expired                                -          -          -
Options exercised                              -          -          -
                                            -------    -------     -----
Options Outstanding, December 31, 2003       55,000     45,000      1.00

Options granted                                -          -          -
Options cancelled                           (55,000)   (45,000)     1.00
                                            -------    -------     -----
Options outstanding, December 31, 2004         -          -          -
                                            =======    =======     =====

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

                                                  Year Ended December 31,
                                                     2004          2003
                                                  ---------      ---------
Net (loss) applicable to common stockholders
  As reported                                     $(168,575)     $(157,035)
  Pro forma                                        (168,575)      (190,035)

Net (loss) per share applicable to common
stockholders
  As reported                                     $    (.04)     $    (.04)
  Pro forma                                            (.04)          (.05)

Options granted during 2003 consist of:

                                  Weighted average fair    Weighted average
    Year and Type                  value at grant date      exercise price
-----------------------------     ---------------------    ----------------

Year ending December 31, 2003:
 Exercise price equals fair value:         -                      -
 Fair value exceeds exercise price:       1.25                   1.00

The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

     Expected Volatility:          85%
     Risk-free interest rate:     1.69%
     Expected Dividends:           -
     Expected Term in Years:       5

(5)  Leases

Effective September 1, 1999, the Company entered into an operating lease with its president for office space facilities. Initial monthly rental payments were $2,500 plus operating costs. Effective November 1, 2000, the operating lease was renewed with monthly rental payments increasing to $4,000 per month, expiring October 2004. Effective August 1, 2004, the operating lease was amended reducing the monthly payments to $3,500. Effective November 1, 2004, the operating lease was renewed with monthly rental payments of $3,500, expiring November 1, 2008. The Company also has an equipment lease, which requires monthly payments of $390 for sixty months expiring in 2005. The Company also entered into a capital lease in January 2003 for certain office equipment requiring payments of $465 for sixty months expiring in 2007.

Future minimum rentals under all operating leases with terms exceeding twelve months are follows:

             Year ending
             December 31,
             ------------

                 2005       $ 49,140
                 2006         47,580
                 2009         47,580
                 2010         35,000
                            --------
                 Total      $179,300
                            ========

Rent expenses for the years ended December 31, 2004 and 2003 totaled approximately $47,200 and $48,912, respectively, of which $45,500 and $48,000, respectively, was to a related party.

(6)  Property and Equipment

A summary of the Company's investment in property, equipment accumulated depreciation is as follows:

                                                     December      December
                                                     31, 2004      31, 2003
                                                    ----------    ----------
Building improvements                               $    9,468    $   9,468
Vehicle                                                 36,000       36,000
Equipment                                               94,801       93,468
Capital Lease                                           23,969       23,969
                                                    ----------    ---------
  Total property and equipment                         164,238      162,905
Less accumulated depreciation                         (103,455)     (82,321)
                                                    ----------    ---------
Net Property and Equipment                          $   60,783    $  80,584
                                                    ==========    =========

(7)  Loan Officer Agreements

The Company has entered into agreements with its loan officers whereby the loan officers receive commissions, varying from 75% to 85% of loan revenues remaining after any outstanding due and payable charges by lender at time of closing. These agreements may de terminated with 15 days notice to the other party.

(8)  Line of Credit and Notes Payable

The Company maintains a $50,000 line of credit with a financial institution. At December 31, 2004, the unused portion of the line was $29,938. The line is uncollateralized and had an interest rate of 3.75% at December 31, 2004. Interest is charged monthly and a variable payment is required each month. At December 31, 2004 and December 31, 2003, the Company owed $20,062 and $0, respectively, on this line.

(9)  Joint Venture

In June 2001, the Company's subsidiary, Mountain Eagle Homes, Inc. entered into a joint venture agreement with another entity to purchase, develop and sell property. Mountain Eagle Homes, Inc. is a 50% partner. At December 31, 2004 and 2003, the company had invested a total of $138,486 and $139,539, respectively, to this joint venture, primarily for the purpose of investing in real estate in the Denver area. During the years ended December 31, 2004 and 2003, Mountain Eagle Homes recorded operating losses of $ 1,053 and $982, respectively, from this investment.

(10) Commitments

Effective October 1, 2001, the Company entered into a two year agreement with a shareholder to provide management services to the manufacturing home segment of the business. The shareholder is to be paid 30% of any profits generated from the sale of manufactured homes. During the years ended December 31, 2004 and 2003, this shareholder was paid consulting fees of $0 and $27,000, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.


Dated:  March 30, 2004              By:/s/ Mark E. Massa
                                       Mark E. Massa, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                    Capacity                    Date



/s/ Mark E. Massa              President and Director       March 30, 2005
Mark E. Massa



/s/ Patricia A. Lowe           Director                     March 30, 2005
Patricia A. Lowe