Form 10QSB
period 2005-03-31
MOUNTAIN STATES HOLDINGS INC
filed 2005-05-20
CIK 1157004

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 2005

     or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

     For the transition period from  ________ to __________

                      Commission File Number   333-67174

                        MOUNTAIN STATES HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Colorado                                  84-1153946
-----------------------------------              ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


            7435 East Peakview Avenue, Englewood, CO     80111
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

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

As of March 31, 2005, Registrant had 4,150,000 shares of common stock, no par value, outstanding.












                                    INDEX



                                                                     Page
                                                                     Number

Part I. Financial Information

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2005 (Unaudited) and
            December 31, 2004                                          3

            Consolidated Statements of Income,
            Three Months Ended March 31, 2005
            and March 31, 2004 (Unaudited)                             4

            Consolidated Statements of Cash Flow,
            Three Months Ended March 31, 2005
            and March 31, 2004 (Unaudited)                             5

            Notes to Consolidated Financial Statements                 6

   Item 2.  Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                 7

   Item 3.  Controls and Procedures                                    7

Part II.  Other Information                                            8

Signatures                                                             9

                        MOUNTAIN STATES HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   March 31,   December 31,
                                                     2005         2004
                                                  ----------   ------------
                                                  (unaudited)  (See Note 1)
Current Assets
 Cash and Equivalents                             $   14,272    $   25,179
 Stock Subscriptions Receivable                         -           46,500
 Prepaid expenses and other current assets             4,168         6,319
                                                  ----------    ----------
Total Current Assets                                  18,440        77,998

Property & Equipment, net of accumulated
 depreciation of $ 113,051 and $ 96,264 at
 December 31, 2005 and December 31, 2004
 respectively (Note 6)                                84,823        44,005
Capital Leases, net of accumulated amortization
 of $ 9,426 and $ 7,191 at December 31, 2005
 and December 31, 2004                                14,543        16,778
Investment                                           139,539       138,486
                                                  ----------    ----------
Total Assets                                      $  257,345    $  277,267
                                                  ==========    ==========

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                 $    5,616    $   14,217
 Accounts payable, related party                        -            7,000
 Accrued expenses                                      9,246         3,487
 Line of credit                                       18,770        20,062
 Note Payable - current portion                        8,217          -
 Obligation under capital lease                        3,276         4,752
                                                  ----------    ----------
Total Current Liabilities                             45,125        49,518

Note Payable - net of current portion                 39,963          -
Obligation under capital lease net of current
 portion                                              11,267        10,883
                                                  ----------    ----------
Total Liabilities                                     96,355        60,401
                                                  ----------    ----------
Commitments (Note 11)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and
  outstanding                                           -             -
 Common stock, no par value, 50,000,000
  share authorized, 4,150,000 issued and
  outstanding at December 31, 2004 and
  3,800,000 issued and outstanding at
  December 31, 2003                                  497,455       497,455
 Additional paid-in capital                          126,837       126,837
 Accumulated deficit                                (463,302)     (407,426)
                                                  ----------    ----------
Total Stockholders' Equity                           160,990       216,866
                                                  ----------    ----------
Total Liabilities & Stockholders' Equity          $  257,345    $  277,267
                                                  ==========    ==========
The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                               Three Months    Three Months
                                                  Ended            Ended
                                              March 31, 2005   March 31, 2004
                                              --------------   --------------

Fees from loan activities                       $   65,155       $  175,032
Cost of loan activities                             16,669           88,210
                                                ----------       ----------
Gross Profit                                        48,486           86,822
                                                ----------       ----------
Operating Expenses
 Salaries, payroll taxes and benefits               52,147           71,076
 Depreciation                                        9,596            5,228
 Advertising & Promotion                             3,511            1,601
 Rent expense                                       10,500           12,600
 Other operating expense                            26,758           39,541
                                                ----------       ----------
Total Operating Expenses                           102,512          130,046
                                                ----------       ----------
Net Operating Income (Loss)                        (54,026)         (43,224)
                                                ----------       ----------

Other Income (Expenses)                             (1,369)            -
Interest income                                       -                   1
Interest (expense)                                    (481)            -
(Loss) from joint venture                             -                -
                                                ----------       ----------
Total Other Income (Expenses)                       (1,850)               1
                                                ----------       ----------
Net (Loss)                                      $  (55,876)      $  (43,223)
                                                ==========       ==========

Net (Loss) per Common Share                     $    (0.01)      $    (0.01)
                                                ==========       ==========

Weighted Average Number of Shares Outstanding    4,150,000        4,150,000
                                                ==========       ==========











The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Three Months    Three Months
                                                  Ended            Ended
                                              March 31, 2005   March 31, 2004
                                              --------------   --------------

Cash flows from Operating Activities:
 Net (Loss)                                        (55,876)         (43,223)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                      9,596            5,228
  Other                                             (1,053)            -
  (Increase) decrease in:
   Prepaid Exp                                       2,152             -
   Stock subscriptions received                     46,500             -
  Increase (decrease) in:
   Accounts payable and accrued expenses            (9,842)          20,404
   Decrease in Capital Lease                        (1,092)          (1,092)
                                                ----------       ----------
Net cash (used in) Operating Activities             (9,615)         (18,683)
                                                ----------       ----------
Cash flow from Investing Activities:
 (Acquisition) of property and equipment           (48,180)          (1,362)
                                                ----------       ----------
Net Cash (Used in) Investing Activities            (48,180)          (1,362)
                                                ----------       ----------
Cash flows from Financing Activities:
 Draws (payments) on line of credit, net            (1,292)          18,800
 Increase in loans payable                          48,180             -
                                                ----------       ----------
Net Cash Provided by Financing Activities           46,888           18,800
                                                ----------       ----------
Net (decrease) in Cash                             (10,907)          (1,245)

Cash, beginning of period                           25,179           51,905
                                                ----------       ----------
Cash, end of period                                 14,272           50,660
                                                ==========       ==========

Interest paid                                          481             -
                                                ==========       ==========
Income tax paid                                       -                -
                                                ==========       ==========







The accompanying notes are an integral part of the financial statements.

                       MOUNTAIN STATES HOLDINGS, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005 (Unaudited)

1)   Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (company) without audit, pursuant to the rules of the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain State Holding, Inc. later in the year.

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

                                    ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

     Revenues were $65,155 for the three months ended March 31, 2005 as compared to $175,032 for the three months ended March 31, 2004. The decreased revenue is due to fewer loans closed during the first three months of 2005 compared to the same period in 2004. The number of loans closed in the first quarter 2005 was 25 compared to 53 loans in the first quarter 2004. The amount received per loan closed also decreased.

     The cost of loan activities was $16,669 (25.6 % of revenue) for the three months ended March 31, 2005 as compared to $88,210 (50.4 % of revenues) for the three months ended March 31, 2004. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $52,147 for the three months ended March 31, 2005 as compared to $71,076 for the three months ended March 31, 2004.

     The Company had a net loss of $55,876 during the three months ended March 31, 2005 compared to a net loss of $43,224 during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of ($26,685) at March 31, 2005 compared to positive working capital of $28,480 at December 31, 2004.

      Net cash used in operating activities during the three months ended March 31, 2005 was $9,615 compared to $18,683 used in operating activities in the three months ended March 31, 2004. The net loss of $55,876 was partially offset by the $46,500 in proceeds received from the sale of stock sold in the three months ended December 31, 2004.

     During the three months ended March 31, 2005 the company used $48,180 from investing activities whereas in the three months ended March 31, 2004 the Company used $1,362 cash from investing activities. The Company purchased a new car during the three months ended March 31, 2005 and the car is being driven by the Company's President.

     During the three months ended March 31, 2005 $46,888 was provided from financing activities whereas $18,800 was provided from financing activities during the three months ended March 31, 2004. Approximately $45,000 of the $46,888 was borrowed to pay for the new car that was purchased in 2005.

                                    ITEM 3

                            CONTROL AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control or in other factors that could significantly affect these controls subsequent to date of their evaluation.
                                     7


                          PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the three months ended March 31, 2005.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS

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




















                                      8





                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MOUNTAIN STATES HOLDINGS, INC.




Date:  May 20, 2005               By: /s/ Mark E. Massa
                                     Mark E. Massa, President and director





























                                      9