Form 10QSB
period 2005-06-30
MOUNTAIN STATES HOLDINGS INC
filed 2005-08-19
CIK 1157004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 2005

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

                                 (303) 740-5455
              ----------------------------------------------------
               Registrant's telephone number, including area code

                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

As of June 30, 2005, Registrant had 4,200,000 shares of common stock, no par value, outstanding.

                                      INDEX


                                                                          Page
                                                                         Number

Part I. Financial Information

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of
             June 30, 2005 (Unaudited) and
             December 31, 2004...........................................   3

             Consolidated Statements of Operations,
             Three Months Ended June 30, 2005
             and June 30, 2004 (Unaudited)...............................   4

             Consolidated Statements of Operations,
             Six Months Ended June 30, 2005
              and June 30, 2004 (Unaudited)..............................   5

             Consolidated Statements of Cash Flow,
             Six Months Ended June 30, 2005
             and June 30, 2004 (Unaudited)...............................   6

             Notes to Consolidated Financial Statements..................   7

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations..................................................   8

     Item 3. Controls and Procedures

Part II. Other Information...............................................   9

Signatures...............................................................  10

                         MOUNTAIN STATES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2005           2004
                                                   -----------    -----------
                                                   (unaudited)   (See Note 1)

                                     ASSETS

Current Assets
 Cash and Equivalents                              $    16,809    $    25,179
 Stock Subscriptions Receivable                           --           46,500
 Prepaid expenses and other current assets              14,425          6,319
                                                   -----------    -----------
Total Current Assets                                    31,234         77,998

Property & Equipment, net of accumulated
 depreciation of $83,215 and $96,264 at
 June 30, 2005 and December 31, 2004,
 respectively                                           69,234         44,005
Capital Leases, net of accumulated amortization
 of $9,588 and $7,191 at June 30, 2005
 and December 31, 2004, respectively                    14,381         16,778
Investment                                             139,539        138,486
                                                   -----------    -----------
Total Assets                                       $   254,388    $   277,267
                                                   ===========    ===========

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                  $    10,954    $    14,217
 Accounts payable, related party                          --            7,000
 Accrued expenses                                       13,965          3,487
 Line of credit                                         28,266         20,062
 Note Payable - current portion                          8,371           --
 Obligation under capital lease                          4,368          4,752
                                                   -----------    -----------
Total Current Liabilities                               65,924         49,518

Note Payable - net of current portion                   37,811           --
Obligation under capital lease net of current
 portion                                                 9,084         10,883
                                                   -----------    -----------
Total Liabilities                                      112,819         60,401
                                                   -----------    -----------

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
  share authorized, none issued and
  outstanding                                             --             --
 Common stock, no par value, 50,000,000
  shares authorized, 4,200,000 and 4,150,000
  issued and outstanding at June 30, 2005
  and December 31, 2004, respectively                  522,455        497,455
 Additional paid-in capital                            126,837        126,837
 Accumulated deficit                                  (507,723)      (407,426)
                                                   -----------    -----------
Total Stockholders' Equity                             141,569        216,866
                                                   -----------    -----------

Total Liabilities & Stockholders' Equity           $   254,388    $   277,267
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months    Three Months
                                                     Ended           Ended
                                                 June 30, 2005   June 30, 2004
                                                 -------------   -------------

Fees from loan activities                        $      87,518   $     227,486
Cost of loan activities                                 24,941         151,027
                                                 -------------   -------------
Gross Profit                                            62,577          76,459
                                                 -------------   -------------
Operating Expenses
 Salaries, payroll taxes and benefits                   50,396          54,472
 Depreciation                                            1,082           5,341
 Advertising & Promotion                                 1,762           4,187
 Rent expense                                            8,100          13,100
 Other operating expense                                43,090          23,448
                                                 -------------   -------------
Total Operating Expenses                               104,430         100,548
                                                 -------------   -------------
Net Operating Income (Loss)                            (41,853)        (24,089)
                                                 -------------   -------------

Other Income (Expenses):
Interest (expense)                                        (368)           (381)
(Loss) from sale of asset                               (2,200)           --
                                                 -------------   -------------
Total Other Income (Expenses)                           (2,568)           (381)
                                                 -------------   -------------
Net (Loss)                                       $     (44,421)  $     (24,470)
                                                 =============   =============

Net (Loss) per Common Share                      $       (0.01)  $       (0.01)
                                                 =============   =============

Weighted Average Number of Shares Outstanding        4,183,333       4,000,000
                                                 =============   =============






The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Six Months       Six Months
                                                    Ended            Ended
                                                June 30, 2005    June 30, 2004
                                                -------------    -------------

Fees from loan activities                       $     152,673    $     402,518
Cost of loan activities                                41,610          239,237
                                                -------------    -------------
Gross Profit                                          111,063          163,281
                                                -------------    -------------
Operating Expenses
 Salaries, payroll taxes and benefits                 103,024          125,548
 Depreciation                                          10,678           10,569
 Advertising & Promotion                                5,273            5,787
 Rent expense                                          18,600           25,700
 Other operating expense                               69,848           65,331
                                                -------------    -------------
Total Operating Expenses                              207,423          232,935
                                                -------------    -------------
Net Operating Income (Loss)                           (96,360)         (69,654)
                                                -------------    -------------

Other Income (Expenses):
Interest income                                          --                  1
Interest (expense)                                     (1,737)            (381)
(Loss) from sale of asset                              (2,200)            --
                                                -------------    -------------
Total Other Income (Expenses)                          (3,937)            (380)
                                                -------------    -------------
Net (Loss)                                      $    (100,297)   $     (70,034)
                                                =============    =============

Net (Loss) per Common Share                     $       (0.03)   $       (0.02)
                                                =============    =============

Weighted Average Number of Shares Outstanding       4,166,667        3,900,000
                                                =============    =============







The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months       Six Months
                                                    Ended            Ended
                                                June 30, 2005    June 30, 2004
                                                -------------    -------------

Cash flows from Operating Activities:
 Net (Loss)                                          (100,297)         (70,034)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                        10,678           10,569
  Other                                                 6,417            8,760
  Issuance of stock options                              --             14,750
  Loss on disposition of asset                          2,200             --
  (Increase) decrease in:
   Prepaid Exp and other assets                        (8,106)            --
   Stock subscriptions receivable                      46,500             --
  Increase (decrease) in:
   Accounts payable and accrued expenses                  215          (14,341)
                                                -------------    -------------
Net cash (used in) Operating Activities               (42,393)         (50,296)
                                                -------------    -------------
Cash flow from Investing Activities:
 (Acquisition) of property and equipment              (48,180)          (1,363)
 Dispostion of property and equipment                   5,000             --
                                                -------------    -------------
Net Cash (Used in) Investing Activities               (43,180)          (1,363)
                                                -------------    -------------
Cash flows from Financing Activities:
 Issuance of capital stock for cash                    25,000           70,000
 (Decrease) in capital lease obligation                (2,184)          (2,132)
 Draws (payments) on line of credit, net                8,204             --
 Increase (payments) on loans payable, net             46,183             --
                                                -------------    -------------
Net Cash Provided by Financing Activities              77,203           67,868
                                                -------------    -------------
Net increase (decrease) in Cash                        (8,370)          16,209

Cash, beginning of period                              25,179           51,905
                                                -------------    -------------
Cash, end of period                                    16,809           68,114
                                                =============    =============

Interest paid                                           1,737              381
                                                =============    =============
Income tax paid                                          --               --
                                                =============    =============



The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2005 (Unaudited)

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

3)  Common Stock

     During the three months ended June 30, 2005, the Company issued 50,000 shares of common stock for cash of $25,000.

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

     Revenues were $87,518 for the three months ended June 30, 2005 as compared to $227,486 for the three months ended June 30, 2004. The decreased revenue is due to more loans closed during the second quarter of 2004 compared to the same period in 2005. The number of loans closed in the second quarter of 2005 was 31 compared to 72 loans in the second quarter 2004. The amount received per loan closed also decreased.

     The cost of loan activities was $24,941 (28.5 % of revenue) for the three months ended June 30, 2005 as compared to $151,027 (66.4 % of revenues) for the three months ended June 30, 2004. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $50,396 for the three months ended June 30, 2005 as compared to $54,472 for the three months ended June 30, 2004.

     The Company had a net loss of ($44,421) during the three months ended June 30, 2005 compared to a net loss of ($24,470) during the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

     Revenues were $152,673 for the six months ended June 30, 2005 as compared to $402,518 for the six months ended June 30, 2004. The decreased revenue is due to more loans closed during the first six months of 2004 compared to the same period in 2005. The number of loans closed in the first six months of 2005 was 56 compared to 125 loans in the first six months of 2004. The amount received per loan closed also decreased.

     The cost of loan activities was $41,610 (27.3 % of revenue) for the six months ended June 30, 2005 as compared to $239,237 (59.4 % of revenues) for the six months ended June 30, 2004. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $103,024 for the six months ended June 30, 2005 as compared to $125,548 for the three months ended June 30, 2004.

     The Company had a net loss of ($100,297) during the six months ended June 30, 2005 compared to a net loss of ($70,034) during the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of ($34,690) at June 30, 2005 compared to positive working capital of $28,480 at December 31, 2004.

     Net cash used in operating activities during the six months ended June 30, 2005 was $42,393 compared to $50,296 used in operating activities in the three months ended June 30, 2004.

     During the six months ended June 30, 2005, the company used $43,180 from investing activities whereas in the six months ended June 30, 2004 the Company used $1,363 cash from investing activities.

     During the six months ended June 30, 2005, $77,203 was provided from financing activities whereas $67,868 was provided from financing activities during the six months ended June 30, 2004.

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


                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2005, we sold a total of 50,000 shares of common stock to two accredited investors at a price of $.50 per share. No commissions were paid and the shares were sold in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

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







                                           MOUNTAIN STATES HOLDINGS, INC.


         Date:   August 19, 2005

                                           By:  /s/ Mark E. Massa
                                           -------------------------------------
                                           Mark E. Massa, President and director