Form 10QSB
period 2005-09-30
MOUNTAIN STATES HOLDINGS INC
filed 2005-11-17
CIK 1157004

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended September 30, 2005

    Or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the transition period from  ________ to __________

                   Commission File Number - 333-67174

                         MOUNTAIN STATES HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Colorado                                    84-1153946
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                    Identification No.)

            7435 East Peakview Avenue, Englewood, CO      80111
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (303) 740-5455
                -------------------------------------------------
                Registrant's telephone number, including area code

                                      N/A
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X ] Yes    [   ] No

As of September 30, 2005, Registrant had 4,200,000 shares of common stock, no par value, outstanding.











                                    INDEX

                                                                   Page
                                                                   Number
Part I. Financial Information

   Item 1. Consolidated Financial Statements

      Review report of Independent Certified Public Accountant ...   3

      Consolidated Balance Sheets as of September 30, 2005
      (unaudited) and December 31, 2004 ..........................   4

      Consolidated Statements of Operations, Three Months Ended
      September 30, 2005 and September 30, 2004 (Unaudited).......   5

      Consolidated Statements of Operations, Nine Months Ended
      September 30, 2005 and September 30, 2004 (Unaudited) ......   6

      Consolidated Statements of Cash Flow, Nine Months Ended
      September 30, 2005 and September 30, 2004 (Unaudited) ......   7

      Notes to Consolidated Financial Statements .................   8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................   9

   Item 3. Controls and Procedures ...............................  10

Part II.  Other Information ......................................  11

Signatures .......................................................  12

                         MOUNTAIN STATES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                  September 30,  December 31,
                                                      2005          2004
                                                  -------------  ------------
                                                   (unaudited)    See Note 1
Current Assets
  Cash and Equivalents                              $  65,493      $  25,179
  Stock Subscriptions Receivable                         -            46,500
  Prepaid expenses and other current assets             5,087          6,319
                                                    ---------      ---------
     Total Current Assets                              70,580         77,998

Property & Equipment, net of accumulated
 depreciation of $ 77,917 and $ 96,264 at
 September 30, 2005 and December 31, 2004
 respectively (Note 6)                                 26,352         44,005
Capital Leases, net of accumulated amortization
 of $ 10,786 and $ 7,191 at September 30, 2005
 and December 31, 2004                                 13,183         16,778
Investment                                            138,486        138,486
                                                    ---------      ---------
     Total Assets                                   $ 248,601      $ 277,267
                                                    =========      =========

                       LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                   $   3,807      $  14,217
 Accounts payable, related party                         -             7,000
 Accrued expenses                                       3,892          3,487
 Line of credit                                        40,021         20,062
 Obligation under capital lease                         4,800          4,752
                                                    ---------      ---------
     Total Current Liabilities                         52,520         49,518
                                                    ---------      ---------
Obligation under capital lease net of current
 portion                                                7,559         10,883
                                                    ---------      ---------
     Total Liabilities                                 60,079         60,401
                                                    ---------      ---------
Stockholders' Equity
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued and outstanding                -              -
 Common stock, no par value, 200,000,000 shares
  authorized, 4,200,000 and 4,150,000 issued and
  outstanding at September 30, 2005 and
  December 31, 2004, respectively                     522,455        497,455
 Additional paid-in capital                           187,837        126,837
 Accumulated (deficit)                               (521,770)      (407,426)
                                                    ---------      ---------
     Total Stockholders' Equity                       188,522        216,866
                                                    ---------      ---------
     Total Liabilities & Stockholders' Equity       $ 248,601      $ 277,267
                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                          MOUNTAIN STATES HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended
                                                 September 30,  September 30,
                                                    2005            2004
                                                 -------------  -------------

Fees from loan activities                         $ 148,705       $  89,688
Cost of loan activities                             109,221          41,922
                                                  ---------       ---------
Gross Profit                                         39,484          47,766
                                                  ---------       ---------
Operating Expenses
  Salaries, payroll taxes and benefits               17,565          49,791
  Depreciation and Amortization                       7,385           5,284
  Advertising & Promotion                             1,860           2,373
  Rent expense                                        8,100          11,000
  Other operating expense                            22,847          37,315
                                                  ---------       ---------
Total Operating Expenses                             57,757         105,763
                                                  ---------       ---------
Net Operating (Loss)                                (18,273)       (57,997)

Other Income (Expenses)
  Interest income                                      -                 1
  Interest (expense)                                 (1,110)          -
  Gain on disposition of assets                       5,336           -
                                                  ---------       ---------
Total Other Income (Expenses)                         4,226               1
                                                  ---------       ---------

Net (Loss)                                        $ (14,047)      $ (57,996)
                                                  =========       =========
Net (Loss) per Common Share                             Nil       $   (0.01)
                                                  =========       =========
Weighted Average Number of Shares Outstanding     4,200,000       4,000,000
                                                  =========       =========














The accompanying notes are an integral part of the consolidated financial statements.

                          MOUNTAIN STATES HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                September 30,   September 30,
                                                    2005            2004
                                                -------------   -------------

Fees from loan activities                         $ 301,378       $ 492,206
Cost of loan activities                             150,831         281,159
                                                  ---------       ---------
Gross Profit                                        150,547         211,047
                                                  ---------       ---------
Operating Expenses
  Salaries, payroll taxes and benefits              120,589         175,339
  Depreciation                                       18,063          15,853
  Advertising & Promotion                             7,133           8,160
  Rent expense                                       26,700          36,700
  Other operating expense                            92,695         102,646
                                                  ---------       ---------
Total Operating Expenses                            265,180         338,698
                                                  ---------       ---------
Net Operating Income (Loss)                        (114,633)       (127,651)

Other Income (Expenses)
  Interest income                                      -                  2
  Interest (expense)                                 (2,847)           (381)
  Gain on disposition of assets                       3,136            -
                                                  ---------       ---------
Total Other Income (Expenses)                           289            (379)
                                                  ---------       ---------
Net (Loss)                                        $(114,344)      $(128,030)
                                                  =========       =========
Net (Loss) per Common Share                       $   (0.03)      $   (0.03)
                                                  =========       =========
Weighted Average Number of Shares Outstanding     4,175,000       3,888,888
                                                  =========       =========














The accompanying notes are an integral part of these consolidated financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR 2004 & 2005
                                 (UNAUDITED)

                                                     Nine Months Ended
                                               September 30,   September 30,
                                                   2005            2004
                                               -------------   -------------
Cash flows from Operating Activities:
 Net (Loss)                                     $(114,344)       $(128,030)

Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
 Depreciation                                      18,063           15,853
 Stock issued for services                           -              14,750
 (Gain) on disposition of assets                   (3,136)            -
 Other                                              1,321             -
(Increase) decrease in:
 Prepaid Expense                                    1,232            5,808
 Stock subscriptions received                      46,500             -
 Accounts payable and accrued expenses            (17,005)         (29,562)
                                                ---------        ---------
Net cash (used in) Operating Activities           (67,369)        (121,181)

Cash flow from Investing Activities:
 (Acquisition) of property and equipment             -              (1,363)
 Disposition of Property and Equipment              5,000             -
                                                ---------        ---------
Net Cash Provided by (Used in) Investing
 Activities                                         5,000           (1,363)
                                                ---------        ---------
Cash flows from Financing Activities:
 Common stock issued                               25,000           70,000
 (Payments) on capital lease obligations           (3,276)          (3,258)
 Additional Paid in Capital                        61,000             -
 Draws (payments) on line of credit, net           19,959            4,200
                                                ---------        ---------
Net Cash provided by Financing Activities         102,683           70,942
                                                ---------        ---------
Net increase (decrease) in Cash                    40,314          (51,602)

Cash, beginning of period                          25,179           51,905
                                                ---------        ---------
Cash, end of period                                65,493              303
                                                =========        =========
Interest paid                                       2,847              381
                                                =========        =========
Income tax paid                                      -                -
                                                =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

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

2)   Business of the Company.

     Mountain State Holdings, Inc. was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc. The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending. During January 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Lending, Inc. During September 2002, articles of amendment were filed with the Colorado Secretary of State changing the Company's name to Mountain States Holding, Inc., and increasing the authorized common stock from 20,000,000 to 50,000,000 shares. During September 2005, the Company amended its articles of incorporation to increase its authorized common stock to 200,000,000 shares.

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

3)   Common Stock

     During April and May 2005, the Company issued a total of 50,000 shares of common stock for $ 25,000 cash.

     During July 2005, the Company received $ 61,000 of capital from its President. No shares were issued by the Company in connection with this funding and the transaction has been recorded as a $ 61,000 increase to paid in capital.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30,
2004

     Revenues were $148,705 for the three months ended September 30, 2005 as compared to $89,688 for the three months ended September 30, 2004. The change in revenue is due to more loans closed during the three months of 2005 compared to the same period in 2004. The number of loans closed in the third quarter 2005 was 35 compared to 27 loans in the third quarter 2004.

     The cost of loan activities was $109,221 for the three months ended September 30, 2005 as compared to $41,922 for the three months ended September 30, 2004.

     Salaries, payroll taxes and benefits were $17,565 for the three months ended September 30, 2005 as compared to $49,791 for the three months ended September 30, 2004.

     The Company had a net operating loss of ($14,047) during the three months ended September 30, 2005 compared to a net operating loss of ($57,996) during the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

     Revenues were $301,378 for the nine months ended September 30, 2005 as compared to $492,206 for the nine months ended September 30, 2004. The decreased revenue is due to more loans closed during the first nine months of 2004 compared to the same period in 2005. The number of loans closed in the nine months ending September 30, 2005 was 91 compared to 152 loans in the same period in 2004.

     The cost of loan activities was $150,831 (50% of revenue) for the nine months ended September 30, 2005 as compared to $281,159 (57% of revenue) for the nine months ended September 30, 2004. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $120,589 for the nine months ended September 30, 2005 as compared to $175,339 for the nine months ended September 30, 2004.

     The Company had a net operating loss of ($114,344) during the nine months ended September 30, 2005 compared to a net operating loss of ($128,030) during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $18,060 at September 30, 2005 compared to $28,480 at December 31, 2004. Net cash used in operating activities during the nine months ended September 30, 2005 was ($67,369) compared to ($121,181) used in operating activities in the nine months ended September 30, 2004.

     During the nine months ended September 30, 2005 the company received $5,000 from investing activities whereas in the nine months ended September 30, 2004 the Company used $1,363 cash in investing activities.

     During the nine months ended September 30, 2005, $102,683 was provided from financing activities whereas $70,942 was provided from financing activities during the nine months ended September 30, 2004.

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

                          PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 6, 2005, the Company held a Special Meeting of Shareholders at which the shareholders approved an increase in the number of authorized shares to 200,000,000. The following sets forth the votes cast for, against or abstaining as to this matter:

     Approval of the Increase in the Number of Authorized Shares of Common Stock to 200,000,000:

                             For:     3,575,000
                             Against:     1,000
                             Abstain:         0

ITEM 5.   OTHER INFORMATION

     None.

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

                                   MOUNTAIN STATES HOLDINGS, INC.


Date:  November 17, 2005
                                   By:/s/ Mark E. Massa
                                      ----------------------------------
                                      Mark E. Massa, President and director