Form 10KSB
period 2005-12-31
MOUNTAIN STATES HOLDINGS INC
filed 2006-04-17
CIK 1157004

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File No. 333-67174

                        MOUNTAIN STATES HOLDINGS, INC.
                (Name of small business issuer in its charter)

          Colorado                                   84-1153946
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

7435 East Peakview Avenue, Englewood, Colorado                 80111
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (303) 740-5455

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $357,544.

As of March 28, 2006, 4,300,000 shares of registrant's Common Stock were outstanding. The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $1,696,000.



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

     During June 2001 we formed a wholly-owned subsidiary named Mountain Eagle Homes, Inc. for the purpose of engaging in the business of selling pre-manufactured modular homes. In connection with the pre-manufactured homes business, Mountain Eagle Homes entered into a 50/50 partnership named EagleSpan Homes, LLC on June 21, 2001, for the purpose of purchasing seven undeveloped lots in Aurora, Colorado. The lots were purchased for a total purchase price of $250,000. Our share of $125,000 was paid using $45,000 from working capital and borrowing $80,000 from affiliates of Timothy J. Brasel. When financing is available and the demand for pre-manufactured homes improves, we intend to complete the infrastucture and install pre-manufactured homes on the lots and then sell the homes.

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

     FHA loans are insured by HUD and typically allow for a 3% down payment and generally have less stringent underwriting guidelines than either FNMA or FHLMC. During 2005, FHA loans comprised less than 5% of our business.

     VA loans are guaranteed by the Veterans Administration. These loans are available to most retired and active duty military personnel and usually allow for no down payment when purchasing a home. During 2005, VA loans comprised less than 27% of our business.

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

     Approximately 70% to 75% of our loans are originated by our one full-time and one part-time loan officer and we pay them between 70% to 85% of these fees as commissions. Each loan officer signs an agreement with us which provides the amount of compensation paid and that the loan officer will only originate loans for Mountain States Holdings. The agreements also state that the loan officers are now full-time employees per HUD regulations. Our President, who also originates loans, does not receive a commission. Based on our experience, an experienced loan officer should originate and close 40 or more loans per year.

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

     We intend to purchase undeveloped lots throughout the Denver metro area with a focus on Aurora and the Bennett Watkins area about 20 miles east of Denver. For our first project, we formed a 50/50 partnership with a nonaffiliated entity and purchased 7 undeveloped lots in Aurora, Colorado for $250,000. Our one-half of the investment was financed with an $80,000 loan from affiliates of Timothy J. Brasel and $45,000 from working capital. All costs and profits will be split 50/50 with our partner. The $80,000 loan was repaid during 2002. The lots have been zoned for single family homes and manufactured homes are allowed. Before we can install our first home, we must first complete the roads, sewer, water and utilities. When the demand for pre-manufactured homes improves and when financing is available we intend to continue with this project.

EMPLOYEES

     We presently have three full-time employees, including two full-time loan officers, of which one is our President. We also have one part-time loan officer.

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

     4. OUR ABILITY TO OPERATE OUR MORTGAGE FINANCING BUSINESS WILL DEPEND ON ECONOMIC CONDITIONS OF THE DENVER METROPOLITAN AREA. The results of our mortgage financing business will depend primarily upon the ability of our employees and the independent loan officers to originate mortgage loans.
This ability, in turn, is substantially dependent upon current interest rate levels which affect the degree to which consumers obtain new loans and refinance existing loans. For example, loan origination activity is generally greater in a period of declining interest rates. Economic conditions in the Denver metropolitan area also will have a significant effect on the residential housing market and, therefore, on our loan origination activity. The economy in the Denver area has been fairly good for the last few years and the housing market has been fairly good but the mortgage business over the last two years has declined significantly, particularly the refinancing business, as interest rates have slowly increased.

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

     9. POSSIBLE FUTURE ISSUANCES OF STOCK BY US WOULD HAVE A POTENTIAL ANTI-TAKEOVER EFFECT. We have authorized capital stock of 200,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share. Currently, there are 4,300,000 shares of common stock issued and outstanding. Although there are no present plans, agreements or undertakings with respect to our issuance of any shares of stock or related convertible securities, the issuance of any such securities by us could have anti-takeover effects insofar as such securities could be used as a method of discouraging, delaying or preventing a change in our control. Such issuance could also dilute the public ownership of us. Inasmuch as we may, in the future, issue authorized shares of common stock or preferred stock without prior stockholder approval, there may be substantial dilution to the interests of our stockholders. However, given that we are authorized to issue more stock, there can be no assurance that we will not do so. In addition, a stockholder's pro rata ownership interest in us may be reduced to the extent of the issuance and/or exercise of any options or warrants relating to the common stock or preferred stock. The issuance of additional shares of common stock may have the effect of rendering more difficult or discouraging an acquisition or change in our control.

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

     13. SHARES ELIGIBLE FOR FUTURE SALE. We currently have 4,300,000 shares outstanding and the following is a breakdown of these shares:

          Free Trading                                250,000 Shares
          Restricted:
            Eligible for sale under Rule 144        3,550,000 Shares
            Not eligible for sale under Rule 144      500,000 Shares

     We are unable to predict the effect that sales made in this offering or under Rule 144 may have on the then prevailing market price of our shares. It is likely that market sales of large amounts of these or other shares (or the potential for those sales even if they do not actually occur) will have the effect of depressing the market price of our shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease a 2,400 square foot office condominium unit in Englewood, Colorado from a limited liability company owned by Mark Massa, our President. The monthly lease payments are $2,700. The lease expires on November 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

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

                                                  Bid
             Quarter Ended                   High     Low
             -------------                   ----     ---

             March 31, 2004                  $1.05    $1.05
             June 30, 2004                   $1.05    $0.51
             September 30, 2004              $0.55    $0.55
             December 31, 2004               $0.55    $0.55

             March 31, 2005                  $2.50    $1.10
             June 30, 2005                   $3.50    $1.50
             September 30, 2005              $4.80    $3.10
             December 31, 2005               $4.00    $2.00

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 28, 2006, was approximately 80. This does not include shares held in street name.

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

     PRIVATE SALES OF UNREGISTERED SECURITIES. During the three months ended December 31, 2005, we sold a total of 100,000 shares of common stock to four accredited investors at a price of $.50 per share. No commissions were paid and the shares were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the appropriate restrictive legend was placed on the certificates.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2005 VS. YEAR ENDED DECEMBER 31, 2004

     Revenues were $357,544 for the year ended December 31, 2005 as compared to $610,042 for the year ended December 31, 2004. The decreased revenue is due to fewer loans closed during the year ended December 31, 2005 compared to the year ended December 31, 2004. The number of loans closed in the year ended December 31, 2004 was 186 compared to 109 loans in the year ended December 31, 2005. The number of loans decreased due to the overall slowdown in the mortgage business primarily in the number of refinancings and secondly in the number of resales of existing homes, both of which were the result of an increase in the interest rates during the last year.

     The cost of loan activities was $187,568 (52% of revenues) for the year ended December 31, 2005 as compared to $342,002 (56% of revenues) for the year ended December 31, 2004. The reduced ratio of costs to revenues resulted from the decrease in the number of loans closed.

     Salaries, payroll taxes and benefits were $148,872 for the year ended December 31, 2005 as compared to $225,707 for the year ended December 31, 2004.

     The Company had a net operating loss of $(161,426) during the year ended December 31, 2005 compared to a net operating loss of $(165,421) during the year ended December 31, 2004.

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

     The Company had a net operating loss of $(165,421) during the year ended December 31, 2004 compared to a net operating loss of $(155,272) during the year ended December 31, 2003. This was primarily due to the fact that the Company's business slowed and fewer loans were closed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $20,140 at December 31, 2005 compared to $28,480 at December 31, 2004.

      Net cash used in operating activities during the year ended December 31, 2005, was $153,521 compared to $139,553 used in operating activities in the year ended December 31, 2004.

     During the year ended December 31, 2005, the Company received $5,000 from investing activities and in the year ended December 31, 2004 the Company used $1,333 in investing activities.

     Cash was provided from financing activities in the amount of $205,808 during the year ended December 31, 2005 compared to $114,160 provided from financing activities in the year ended December 31, 2004.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

        Name              Age              Positions and Offices Held
        ----              ---              --------------------------

     Mark E. Massa        47       President and Director of Mountain States
                                   Lending and Director of Mountain Eagle
                                   Homes, Inc.

     Patricia A. Lowe     59       Director

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

     PATRICIA A. LOWE - DIRECTOR. Ms. Lowe has served as a director of Mountain States Holdings since November 2002. She has served as Vice President and Branch Manager for Broad Street Mortgage Co., Denver, Colorado since 2001. From 2000 until 2001, she was employed as a contract underwriter for Flagstar in Denver, Colorado. From 1998 until 2000, she served as Vice President and Regional Branch Manager for Provident Funding Associates, L.P. From 1993 until 1998 she served as Senior Vice President, Central Region for National Mortgage Corporation. From 1978 until 1993, she was employed by World Savings, a/k/a World Mortgage Company, where she held several positions the most recent of which was Vice President, Wholesale Account Executive.

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

                               CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to, among others, its principal executive, financial and accounting officers, and other persons, if any, performing similar functions. Our Code of Ethics can be obtained from the Company, without charge, by written request to the President at the Company's address.

ITEM 10.  EXECUTIVE COMPENSATION

     Following tables set forth information regarding executive compensation for our President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for any of the years ended December 31, 2005, 2004 or 2003.



                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards          Payouts
                            --------------------------  ---------------------  --------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus     sation    Award(s)    (Number)   Payouts   sation
-------------------  ----   -------- --------  -------  ----------   --------   -------   -------
Mark E. Massa        2005   $144,000 $    -0-
 President and Chief 2004   $144,000 $   -0-   $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
 President and Chief 2003   $144,000 $ 23,000  $ -0-    $   -0-      $  -0-     $ -0-     $  -0-
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

     As of March 31, 2006, there were no options outstanding under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 28, 2006, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark E. Massa                        1,562,000              36.3%
7435 East Peakview Ave.
Englewood, CO  80111

Timothy J. Brasel                    1,447,500 (1)          33.7%
5770 South Beech Court
Greenwood Village, CO
  80121

Susan Brasel                           473,250 (2)          11.0%
5790 South Beech Court
Greenwood Village, CO 80121

Patricia A. Lowe                        10,000               --
7435 East Peakview Ave.
Englewood, CO  80111

All Directors and                    1,572,000              36.6%
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
==================================================================================



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective September 1, 1999, we entered into a lease with Mark Massa for an office condominium which was owned by Mr. Massa. The initial monthly rent was $2,500. On November 1, 2000, a new lease was entered into which requires us to pay $4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees. This lease was amended in August 2004, reducing the monthly rent to $3,500, and it was further amended in April 2005 reducing the monthly rent to $2,700. This lease expires November 1, 2008. Our board of directors is of the opinion that the terms of this lease are at least as favorable to us as could have been obtained from unaffiliated parties.

     During the year ended December 31, 2003, we paid Tim Brasel a total of $30,000 in consulting fees for services in connection with evaluating and negotiating acquisitions - none of which were successfully completed.

      During April 2004, we sold a total of 200,000 shares of our common stock at a price of $.35 per share to four persons who were employees, officers and directors and in connection therewith such persons agreed to cancel their existing stock options. Compensation of $14,750 was also recorded related to these shares. Included in the shares issued were 70,000 shares issued to Mark Massa, our President and a director and 10,000 shares issued to Patricia Lowe, a director.

     During December 2004, we sold 150,000 shares of our common stock to five accredited investors at a price of $.50 per share. Included in the investors were the following persons who are principal shareholders:

          Charitable Remainder Trust of
            Susan Anne Brasel                       23,250 Shares
          Charitable Remainder Trust of
            Timothy J. Brasel                       22,500 Shares

     During April 2005, we sold 50,000 shares of our common stock to two accredited investors, including 25,000 shares to one employee, at a price of $.50 per share.

     During December 2005, we sold 100,000 shares of our common stock to four accredited investors at a price of $.50 per share. Mark Massa, the Company's President, director and principal shareholder, purchased 20,000 shares.

                                    PART IV

ITEM 13.  EXHIBITS.

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

  3.4     Articles of Amendment to      Filed herewith electronically
          Articles of Incorporation
          filed September 7, 2005

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

 14       Code of Ethics                Filed herewith electronically

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

 32       Certification of Chief        Filed herewith electronically
          Executive Officer and
          Principal Financial
          Officer Pursuant to
          Section 18 U.S.C.
          Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2005 and 2004 by Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB or services that were reasonably related to the performance of the audit or review of the financial statements were $18,000 and $17,000, respectively.

AUDIT-RELATED FEES

     None.

ALL OTHER FEES

      The aggregate fees billed for other services rendered by Schumacher & Associates, Inc. for the two fiscal years ended December 31, 2005 and 2004 were $750 and $0, respectively.

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

     Statements of Cash Flows ........................................ F-5

     Notes to Financial Statements ................................... F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Mountain States Holdings, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of Mountain States Holdings, Inc. and Consolidated Subsidiary as of December 31, 2005, and the related statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Holdings, Inc. and Consolidated Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO  80211

March 21, 2006

                           MOUNTAIN STATES HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                     12/31/2005    12/31/2004
                                                     ----------    ----------
Current Assets
  Cash and Equivalents                               $  82,466     $  25,179
  Stock Subscriptions Receivable                          -           46,500
  Prepaid expenses and other current assets              1,698         6,319
                                                     ---------     ---------
Total Current Assets                                    84,164        77,998

Property & Equipment, net of accumulated                23,469        44,005
  depreciation of $80,800 and $96,264 at
  December 31, 2005 and December 31, 2004
  respectively (Note 6)

Capital Leases, net of accumulated amortization         11,985        16,778
  of $11,984 and $7,191 at December 31, 2005
  and December 31, 2004, respectively
Investment (Note 9)                                    136,965       138,486
                                                     ---------     ---------
Total Assets                                         $ 256,583     $ 277,267
                                                     =========     =========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                   $   1,837     $  14,217
  Accounts payable, related party                         -            7,000
  Accrued expenses                                       9,012         3,487
  Line of credit (Note 8)                               47,737        20,062
  Obligation under capital lease, current                5,437         4,752
    portion (Note 5)                                 ---------     ---------
Total Current Liabilities                               64,023        49,518
                                                     ---------     ---------
Obligation under capital lease, net of
  current portion (Note 5)                               5,831        10,883
                                                     ---------     ---------
Total Liabilities                                       69,854        60,401
                                                     ---------     ---------
Commitments (Note 1,2,4,5,7,8,9 and 10)

Stockholders' Equity
  Preferred stock, no par value, 5,000,000
    share authorized, none issued and outstanding         -             -
  Common stock, no par value, 200,000,000 shares
    authorized, 4,300,000 issued and outstanding at
    December 31, 2005 and 4,150,000 issued and
    outstanding at December 31, 2004                   572,455       497,455
  Additional paid-in capital                           187,837       126,837
  Accumulated deficit                                 (573,563)     (407,426)
                                                     ---------     ---------
Total Stockholders' Equity                             186,729       216,866
                                                     ---------     ---------
Total Liabilities and Stockholders' Equity           $ 256,583     $ 277,267
                                                     =========     =========

The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended    Year Ended
                                                    12/31/2005    12/31/2004
                                                    ----------    ----------

Fees from loan activities                           $ 357,544     $ 610,042
Cost of loan activities                               187,568       342,002
                                                    ---------     ---------
Gross Profit                                          169,976       268,040
                                                    ---------     ---------

Operating Expenses
  Salaries, payroll taxes and benefits                148,872       225,707
  Stock issued for services                              -           14,750
  Depreciation                                         22,144        21,134
  Advertising & Promotion                               5,805        12,509
  Rent expense                                         34,800        47,200
  Other operating expense                             119,781       112,161
                                                    ---------     ---------
Total Operating Expenses                              331,402       433,461
                                                    ---------     ---------
Net Operating Income (Loss)                          (161,426)     (165,421)
                                                    ---------     ---------
Other Income (Expenses)
  Interest income                                         360             2
  Interest (expense)                                   (4,098)       (2,103)
  (Loss) from joint venture                              (973)       (1,053)
                                                    ---------     ---------
Total Other Income (Expenses)                          (4,711)       (3,154)
                                                    ---------     ---------
Net (Loss)                                          $(166,137)    $(168,575)
                                                    =========     =========
Net (Loss) per Common Share                         $   (0.04)    $   (0.04)
                                                    =========     =========
Weighted Average Number of Shares Outstanding       4,198,333     3,950,000
                                                    =========     =========



The accompanying notes are an integral part of the financial statements.

                           MOUNTAIN STATES HOLDINGS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    From January 1, 2004 through December 31, 2005





                                                     Additional
                                 Common    Stock      Paid-in    Accumulated
                               No./Shares  Amount     Capital      Deficit      Total
                               ----------  --------  ----------  ------------  -------

Balance at January 1, 2004     3,800,000   $337,705   $126,837    $(238,851)   $225,691

Issuance of Common Stock
 at $0.42 per share              200,000     84,750       -            -         84,750

Issuance of Common Stock at
 $0.50 per share                 150,000     75,000       -            -         75,000

Net (loss) for the year
 ended December 31, 2004            -          -          -        (168,575)   (168,575)
                               ---------   --------   --------    ---------    --------

Balance at December 31, 2004   4,150,000    497,455    126,837     (407,426)    216,866

Additional paid-in capital          -          -        61,000         -         61,000

Issuance of common stock at
 $.50  per share                 150,000     75,000       -            -         75,000

Net (loss) for the year
 ended December 31, 2005            -          -          -        (166,137)   (166,137)
                               ---------   --------   --------    ---------    --------
Balance at December 31, 2005   4,300,000   $572,455   $187,837    $(573,563)   $186,729
                               =========   ========   ========    =========    ========




The accompanying notes are integral part of the financial statements

                          MOUNTAIN STATES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  December 31,  December 31,
                                                     2005          2004
                                                  ------------  ------------
Cash flows from Operating Activities:
  Net (Loss)                                       $(166,137)    $(168,575)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
    Depreciation and amortization                     22,144        21,134
    Stock issued for services                           -           14,750
    (Gain) on disposition of assets                   (3,136)         -
    Other                                              1,521         1,053
  (Increase) decrease in:
    Prepaid Exp and other                              5,941         3,635
  Accounts payable and accrued expenses              (13,854)      (11,550)
                                                   ---------     ---------
Net cash (used in) Operating Activities             (153,521)     (139,553)

Cash flow from Investing Activities:
  (Acquisition) of property and equipment               -           (1,333)
  Disposition of property and equipment                5,000          -
                                                   ---------     ---------
Net Cash Provided by (Used in) Investing
  Activities                                           5,000        (1,333)
                                                   ---------     ---------
Cash flows from Financing Activities:
  Issuance of capital stock                           75,000        98,500
  Additional paid-in capital                          61,000          -
  Receipt of stock subscriptions receivable           46,500          -
  Increase (decrease) in capital lease obligation     (4,367)       (4,402)
  Draws (payments) on line of credit, net             27,675        20,062
                                                   ---------     ---------
Net Cash Provided by Financing Activities            205,808       114,160
                                                   ---------     ---------
Net increase(decrease)in Cash                         57,287       (26,726)
                                                   ---------     ---------
Cash, beginning of period                             25,179        51,905
                                                   ---------     ---------
Cash, end of period                                   82,466        25,179
                                                   =========     =========
Interest paid                                          3,976         2,103
                                                   =========     =========
Income tax paid                                         -             -
                                                   =========     =========

The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                    Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

     (a)  Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Mountain States Holdings, Inc., Mountain States Lending, Inc. and Mountain Eagle Homes, Inc. for the years ended December 31, 2005 and December 31, 2004. All intercompany account balances have been eliminated in the consolidation.

The Company was incorporated under the laws of the State of Colorado on September 12, 1990. During January 2001, the Company changed its name from Slam Dunk Enterprises, Inc. to Mountain States Lending Inc. During July 2002, articles of amendment were filed with the Colorado Secretary of State changing its name to Mountain States Holding, Inc. and increasing the authorized common stock from 20,000,000 to 50,000,000 shares. During September 2005, articles of amendment were filed with the Colorado Secretary of State increasing the authorized common stock from 50,000,000 to 200,000,000 shares. The primary business activity is loan origination and brokerage. The Company does not customarily service any of the loans it originates.

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

     (b)  Per Share Information

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options outstanding have not been included in the per share computation because inclusion would be anti-dilutive or immaterial.

     (c)  Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to ten years. Leasehold improvements within the Company's office space are being depreciated over 15 years on the straight-line method, based on the anticipated renewal of its office lease. Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations.

     (d)  Fair Value of Financial Instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, and payables approximate their estimated fair values due to their short-term maturities.

     (e)  Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents. As of December 31, 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     (f)  Geographic Area of Operations and Interest Rates

The Company originates residential loans principally in the Denver metro area of Colorado. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty. The interest rates at which borrowers can refinance or obtain new financing for real estate acquired has a direct effect on the demand for the Company's services. Changes in interest rates could result in potential severe impacts on future operations of the Company.

     (g)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (h)  Advertising & Promotion

Advertising expenses including marketing and promotional expenses associated with its operations are expensed as incurred. During the years ended December 31, 2005 and 2004, advertising and promotion expenses totaled $5,805 and $12,509, respectively.

     (i)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     (j)  Revenue Recognition

Fees from loan activities are recorded when the loan closing or settlement occurs. The decision rights of the borrower may extend the settlement date 3-5 days after the closing event. If rescission rights apply, fees are recorded once the rescission period ends. Payment of the Company's fees may be at closing and/or directly from the investor.

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

     (l)  Related Party Transactions

The Company leases space in an office condominium complex from its president who owns the unit. The lease commenced in November 1, 2000 and was renewed to November 1, 2008. The lease initially required $ 4,000 per month in rent plus all operating expenses including utilities, property taxes, maintenance and association fees. Effective November 1, 2004, the operating lease was amended reducing the monthly payments to $3,500. Effective April 1, 2005, the operating lease was amended reducing the monthly payments to $2,700. At December 31, 2005 and 2004 the Company owed $0 and $7,000, respectively, related to the lease.

During June 2005, the Company sold a vehicle at an estimated fair value of $5,000 to the president's son, resulting in a book loss of approximately $3,100 to the Company.

During July, 2005, the Company sold a vehicle at an estimated fair value of $45,700 to its president, resulting in a gain of approximately $1,500. The sale was completed to reduce non-qualified HUD assets and to relieve the Company of the related liability.


     (m)  Recent Accounting Pronouncements

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

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

     (n)  Impairment of Long-Lived Assets

The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, If the net carrying value exceeds the estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

     (o)  Investment in equity securities

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

     (p)  Stock-based compensation

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting

Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for the years presented. The Corporation has adopted those provisions of FAS 123, Accounting for Stock-Based Compensation, which requires disclosure of the pro forma effects on net earnings and earning per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payments, that, upon implementation, will impact the Corporation's net earnings and earning per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as current presented. Consistent with the provision of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the year ended December 31, 2004 and can be found in Note 4.

     (q)  Other

The Company has selected December 31, as its fiscal year end.

The Company has paid no dividends during the years ended December 31, 2005 and 2004.

All of the Company's assets are located in the United States.

(2)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the provision of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Under FAS 109, measurement is computed using applicable current tax rates. Management has used an 18.5% combined federal and state rate for purposes of calculating deferred taxes.

The Company has an estimated net operating loss carry forward of approximately $498,000 and $332,000 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards. Because of the uncertainty of potential realization of the tax assets that arise from the net operating carry-forwards, the Company has provided a valuation allowance for the entire amount of its tax assets.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:




                                             Estimated                Change in
                   Estimated NOL   NOT      Tax Benefit   Valuation   Valuation   Net Tax
Period Ending      Carryforward    Expires   from NOL     Allowance   Allowance   Benefit
-------------      -------------   -------  -----------   ---------   ---------   -------

December 31, 2005     498,000       2025      92,000       (92,000)    (31,000)      -
December 31, 2004     332,000       2024      61,000       (61,000)    (36,000)      -

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net operating
      loss carryforward                                                    (15.0%)
     State tax benefit, net of federal benefit                              (3.5%)
     Deferred income tax valuation allowance                                 18.5%
                                                                           ------
     Actual tax rate                                                            0%
                                                                           ======




(3)     Preferred and Common Stock

At December 31, 2005, the authorized capital of the Corporation was composed of 200,000,000 shares of no par common stock and 5,000,000 shares of no par preferred stock. At December 31, 2005, 4,300,000 shares of common stock were
outstanding.   During April 2004, the Company sold to certain officers,
directors and employees 200,000 shares of its common stock at an offering price of $.35 per share for a total of $70,000 cash. Compensation of $14,750 was recorded related to these shares. In addition, 100,000 stock options granted in 2003 were cancelled in connection with this stock issuance.
During December 2004, the Company sold 150,000 shares of its common stock at an offering price of $.50 per share, for a total of $75,000. Cash of $28,500 was received and $46,500 was included in stock subscriptions receivable at December 31, 2004. The $46,500 in stock subscriptions receivable was received in January 2005. During April 2005, the Company sold to certain officers, directors and employees 50,000 shares of its common stock at an offering price of $.50 per share, for a total of $25,000 cash. During November and December 2005, the Company sold to certain officers, directors and employees 100,000 shares of its common stock at an offering price of $.50 per share, for a total of $50,000 cash. No shares of the preferred stock were outstanding at December 31, 2005.

(4)  Stock-Based Compensation

     Equity Incentive Plan

Effective August 30, 2002, shareholders approved the Company's 2002 Equity Incentive Plan. The Plan permits the grant of 2,500,000 shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses, and other stock grants to certain key employees and consultants of the Company. During the year ended December 31, 2003, 100,000 options were granted. These options were canceled in 2004. There were no options issued or outstanding for the years ended December 31, 2005 and 2004.

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

The Company's Board of Directors has granted non-qualified stock options and warrants to officers, employees and a non-employee of the Company. The following is a table of outstanding options and changes during 2005 and 2004:

                                                     Weighted
                                          Non-       Average
                                          Employee   employee    Exercise
                                          Options    Options     Price
                                          --------   ---------   --------
Options Outstanding, December 31, 2003     55,000     45,000       1.00

Options granted                              -          -           -
Options cancelled                         (55,000)   (45,000)      1.00
                                          -------    -------       ----

Options outstanding, December 31, 2004

Options granted                              -          -           -
Options cancelled                            -          -           -
                                          -------    -------       ----
Options outstanding, December 31, 2005       -          -           -
                                          =======    =======       ====
Pro Forma Stock Based Compensation Disclosures

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost would be recognized for grants of options to employees if the exercise prices were lower than the fair value of the Company's common stock on the grant dates. In the years ended December 31, 2005 and 2004, no options were granted to employees, and therefore pro forma amounts are not applicable

(5)  Leases

Effective September 1, 1999, the Company entered into an operating lease with its president for office space facilities. Initial monthly rental payments were $2,500 plus operating costs. Effective November 1, 2000, the operating lease was renewed with monthly rental payments increasing to $4,000 per month, expiring October 2004. Effective August 1, 2004, the operating lease was amended reducing the monthly payments to $3,500. Effective November 1, 2004, the operating lease was renewed with monthly rental payments of $3,500, expiring November 1, 2008. Effective April 1, 2005, the operating lease was amended reducing the monthly payments to $2,700. The Company also has an equipment lease, which requires monthly payments of $390 for sixty months expiring in 2005. The Company also entered into a capital lease in January 2003 for certain office equipment requiring payments of $465 for sixty months.

Future minimum rentals under all operating leases with terms exceeding twelve months are follows:

             Year ending
             December 31,
                2006           37,980
                2007           37,980
                2008           25,165
                             --------
                Total        $101,125
                             ========

Rent expenses for the years ended December 31, 2005 and 2004 totaled approximately $34,800 and $47,200, respectively.

(6)  Property and Equipment

A summary of the Company's investment in property, equipment accumulated depreciation is as follows:

                                                December    December
                                                31, 2005    31, 2004
                                                --------    --------

Building improvements                           $  9,468    $  9,468
Vehicle                                             -         36,000
Equipment                                         94,801      94,801
Capital Lease                                     23,969      23,969
                                                --------    --------
     Total property and equipment                128,238     164,238

Less accumulated depreciation                    (92,784)   (103,455)
                                                --------    --------
Net Property and Equipment                      $ 35,454    $ 60,783
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

(8)  Line of Credit and Notes Payable

The Company maintains a $50,000 line of credit with a financial institution. The line has an interest rate of prime plus two and one half percent. Interest at December 31, 2005 was 9.15%. Interest is charged monthly and a variable payment is required each month. At December 31, 2005 and December 31, 2004, the Company owed $47,737 and $20,062, respectively, on this line. The unused amount of the line of credit at December 31, 2005 was $2,263.

(9)  Joint Venture

In June 2001, the Company's subsidiary, Mountain Eagle Homes, Inc. entered into a joint venture agreement with another entity to purchase, develop and sell property. Mountain Eagle Homes, Inc. is a 50% partner. At December 31, 2005 and 2004, the Company had invested a total of $138,486 and $139,539 respectively to this joint venture primarily for the purpose of investing in real estate in the Denver area. During the years ended December 31, 2005 and 2004 Mountain Eagle Homes recorded an operating loss of $ 1,053 and $982, respectively from this investment.

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

The Company's wholly-owned subsidiary, Mountain States Lending, Inc. is required to meet certain net worth and liquidity requirements established by the U.S. Department of Housing and Urban Development. At December 31, 2005 and 2004, Mountain States Lending, Inc. had an adjusted net worth of $49,294 and $22,410, respectively, which was $13,706 and $40,590 below the amount required of $63,000. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAIN STATES HOLDINGS, INC.


Dated:  April 17, 2006              By:/s/ Mark E. Massa
                                       Mark E. Massa, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Capacity                    Date



/s/ Mark E. Massa              President and Director       April 17, 2006
Mark E. Massa



/s/ Patricia A. Lowe           Director                     April 17, 2006
Patricia A. Lowe