Form 10QSB
period 2006-03-31
MOUNTAIN STATES HOLDINGS INC
filed 2006-05-18
CIK 1157004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 2006

     or

[ ]  Transition Report Pursuance to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from  ________ to __________

                      Commission File Number   333-67174

                        MOUNTAIN STATES HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                       84-1153946
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

         7435 East Peakview Avenue, Englewood, CO             80111
         ------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 31, 2006, Registrant had 4,300,000 shares of common stock, no par value, outstanding.



                                     INDEX

                                                                     Page
                                                                    Number

Part I. Financial Information

        Item 1 Consolidated Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2006 (Unaudited) and
               December 31, 2005 ...............................      3

               Consolidated Statements of Operations,
               Three Months Ended March 31, 2006
               and March 31, 2005 (Unaudited) ..................      4

               Consolidated Statements of Cash Flow,
               Three Months Ended March 31, 2006
               and March 31, 2005 (Unaudited) ..................      5

               Notes to Consolidated Financial Statements ......      6

        Item 2 Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations ......................................      7

        Item 3 Controls and Procedures .........................      8

Part II Other Information ......................................      9

Signatures .....................................................     10

                         MOUNTAIN STATES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                 December 31,
                                              March 31, 2006         2005
                                              --------------     ------------
                                               (Unaudited)       (See Note 1)
Current Assets
 Cash and Equivalents                           $  22,641         $  82,466
 Accounts receivable, employee                      3,716              -
 Prepaid expenses and other current assets          2,232             1,698
                                                ---------         ---------
Total Current Assets                               28,589            84,164

Property & Equipment, net of accumulated
 depreciation of $82,454 and $80,800 at
 March 31, 2006 and December 31, 2005,
 respectively                                      21,813            23,469
Capital Leases, net of accumulated amortiza-
 tion of $13,183 and $11,984 at March 31,
 2006 and December 31, 2005, respectively          10,786            11,985
Investment                                        136,965           136,965
                                                ---------         ---------
Total Assets                                    $ 198,153         $ 256,583
                                                =========         =========

                        LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                               $   3,372         $   1,837
 Accrued expenses                                  10,826             9,012
 Line of credit                                    45,292            47,737
 Capital Lease - Current Portion                    3,702             5,437
                                                ---------         ---------
Total Current Liabilities                          63,192            64,023

Obligation under capital lease net of current
 portion                                            6,474             5,831
                                                ---------         ---------
Total Liabilities                                  69,666            69,854
                                                ---------         ---------
Commitments (Note 11)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued and outstanding            -                 -
 Common stock, no par value, 50,000,000
  share authorized,  4,300,000  issued and
  outstanding                                     572,455           572,455
Additional paid-in capital                        187,837           187,837
Accumulated deficit                              (631,805)         (573,563)
                                                ---------         ---------
Total Stockholders' Equity                        128,487           186,729
                                                ---------         ---------
Total Liabilities & Stockholders' Equity        $ 198,153         $ 256,583


The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                              March 31, 2006  March 31, 2005
                                              --------------  --------------

Fees from loan activities                        $  40,913      $  65,155
Cost of loan activities                             23,759         41,610
Gross Profit                                        17,154         23,545
                                                 ---------      ---------

Operating Expenses
 Salaries, payroll taxes and benefits               38,745         27,206
 Depreciation                                        2,853          9,596
 Advertising & Promotion                               550          3,511
 Rent expense                                       10,800         10,500
 Other operating expense                            21,184         26,758
                                                 ---------      ---------
Total Operating Expenses                            74,132         77,571
                                                 ---------      ---------
Net Operating Income (Loss)                        (56,978)       (54,026)
                                                 ---------      ---------
Other Income (Expenses)
 Interest income                                       114              0
 Interest (expense)                                 (1,377)          (481)
 Other expense                                        -            (1,369)
                                                 ---------      ---------
Total Other Income (Expenses)                       (1,263)        (1,850)
                                                 ---------      ---------
Net (Loss)                                       $ (58,241)     $ (55,876)
                                                 =========      =========
Net (Loss) per Common Share                      $   (0.01)     $   (0.01)
                                                 =========      =========
Weighted Average Number of Shares Outstanding    4,300,000      4,150,000
                                                 =========      =========
















The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                     Three Months Ended
                                             March 31, 2006   March 31, 2005
                                             --------------   --------------
Cash flows from Operating Activities:
 Net (Loss)                                     $(58,241)        $(55,876)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                    2,853            9,596
  Other                                            1,296           (1,053)
  (Increase) decrease in:
    Prepaid Exp                                   (2,077)           2,152
    Accounts payable and accrued expenses         (5,126)          (9,842)
                                                --------         --------
Net cash (used in) Operating Activities          (61,295)         (55,023)

Cash flow from Investing Activities:
 (Acquisition) of property and equipment                          (48,180)
                                                --------         --------
Net Cash Provided by (Used in) Investing
 Activities                                         -             (48,180)
                                                --------         --------

Cash flows from Financing Activities:
 Receipt of Stock Subscription Receivable           -              46,500
 (Decrease) in capital lease obligation           (1,092)          (1,092)
 Draws (payments) on line of credit, net           2,562           (1,292)
 Increase in Loan Payable                           -              48,180
                                                --------         --------
Net Cash Provided by Financing Activities          1,470           92,296
                                                --------         --------

Net (decrease) in Cash                           (59,825)         (10,907)

Cash, beginning of period                         82,466           25,179
                                                --------         --------
Cash, end of period                               22,641           14,272
                                                ========         ========
Interest paid                                      1,377              481
                                                ========         ========
Income tax paid                                     -                -
                                                ========         ========

The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2006 (Unaudited)

1)   Condensed Consolidated Financial Statements

     The consolidated financial statements included herein have been prepared by Mountain States Holdings, Inc. (company) without audit, pursuant to the rules of the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mountain States Holdings Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mountain State Holding, Inc. later in the year.

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

                                    ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

     Revenues were $40,913 for the three months ended March 31, 2006 as compared to $65,155 for the three months ended March 31, 2005. The decreased revenue is due to more loans closed during the first three months of 2005 compared to the same period in 2006. The number of loans closed in the first quarter 2006 was 16 compared to 25 loans in the first quarter 2005. The amount received per loan closed also decreased.

     The cost of loan activities was $23,759 (58.1% of revenue) for the three months ended March 31, 2006 as compared to $41,610 (63.9% of revenues) for the three months ended March 31, 2005. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $38,745 for the three months ended March 31, 2006 as compared to $27,206 for the three months ended March 31, 2005.

     The Company had a net operating loss of $58,241 during the three months ended March 31, 2006 compared to a net operating loss of $55,876 during the three months ended March 31, 2005.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had a negative working capital of ($34,603) at March 31, 2006 compared to positive working capital of $20,141 at December 31, 2005.

     Net cash used in operating activities during the three months ended March 31, 2006 was $61,295 compared to $55,023 used in operating activities in the three months ended March 31, 2005.

     During the three months ended March 31, 2006 the company used $-0- from investing activities whereas in the three months ended March 31, 2005 the Company used $48,180 cash from investing activities.

     During the three months ended March 31, 2006, $1,470 was provided from financing activities whereas $92,296 was provided from financing activities during the three months ended March 31, 2005.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the three months ended March 31, 2006.

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

                                  MOUNTAIN STATES HOLDINGS,   INC.



Date:  May 18, 2006               By: /s/ Mark E. Massa
                                      Mark E. Massa, President and Director