Form 10QSB
period 2006-06-30
MOUNTAIN STATES HOLDINGS INC
filed 2006-08-04
CIK 1157004

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended June 30, 2006

    or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.

    For the transition period from  ________ to __________

                     Commission File Number   333-67174

                         MOUNTAIN STATES HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                     84-1153946
--------------------------------                    -----------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       7435 East Peakview Avenue, Englewood, CO            80111
       --------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2006, the Registrant had 4,300,000 shares of common stock, no par value, outstanding.




                                    INDEX

                                                                   Page
                                                                  Number

Part I. Financial Information

        Item 1 Consolidated Financial Statements

        Review report of Independent Certified Public Accountant

        Consolidated Balance Sheets as of June 30, 2006
        (Unaudited) and December 31, 2005 ........................  3

        Consolidated Statements of Income, Three Months Ended
        June 30, 2006 and June 30, 2005 (Unaudited) ..............  4

        Consolidated Statements of Income, Six Months Ended
        June 30, 2006 and June 30, 2005 (Unaudited) ..............  5

        Consolidated Statements of Cash Flow, Six Months Ended
        June 30, 2006 and June 30, 2005 (Unaudited) ..............  6

        Notes to Consolidated Financial Statements ...............  7

        Item 2  Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations .......................................  8

        Item 3  Control and Procedures ...........................  9

Part II Other Information ........................................ 10

Signatures ....................................................... 11

                          MOUNTAIN STATES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                          June 30, 2006    December 31, 2005
                                          -------------    -----------------
                                           (Unaudited)        See Note 1
Current Assets
Cash and Equivalents                        $  15,165           $  82,466
Prepaid expenses and other current assets         716               1,698
                                            ---------           ---------
Total Current Assets                           15,881              84,164

Property & Equipment, net of accumulated
depreciation of $ 84,109 and $ 80,800 at
June 30, 2006 and December 31, 2005,
respectively                                   20,160              23,469

Capital Leases, net of accumulated
amortization of $14,381 and $11,984
at June 30, 2006 and December 31,
2005, respectively                              9,588              11,985

Investment                                    136,965             136,965
                                            ---------           ---------
Total Assets                                $ 182,594           $ 256,583
                                            =========           =========

                      LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                            $  12,556           $   1,837
Accrued expenses                               11,392               9,012
Line of credit                                 43,060              47,737
Capital Lease - Current Portion                 2,610               5,437
                                            ---------           ---------
Total Current Liabilities                      69,618              64,023
                                            ---------           ---------
Obligation under capital lease net of
 current portion                                6,474               5,831
                                            ---------           ---------
Total Liabilities                              76,092              69,854
                                            ---------           ---------
Commitments(Note 11)

Stockholders' Equity
 Preferred stock, no par value, 5,000,000
 share authorized, none issued and
 outstanding Common stock, no par value,
 50,000,000 share authorized, 4,300,000
 issued and outstanding                       572,455             572,455
Additional paid-in capital                    187,837             187,837
Accumulated deficit                          (653,790)           (573,563)
                                            ---------           ---------
Total Stockholders' Equity                    106,502             186,729
                                            ---------           ---------
Total Liabilities & Stockholders' Equity    $ 182,594           $ 256,583
                                            =========           =========

The accompanying notes are an integral part of the financial statements

                          MOUNTAIN STATES HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ending
                                              June 30, 2006  June 30, 2005
                                              -------------  -------------

Fees from loan activities                       $ 134,360      $  87,518
Cost of loan activities                            32,391         24,941
                                                ---------      ---------
Gross Profit                                      101,969         62,577

Operating Expenses
Salaries, payroll taxes and benefits               81,668         50,396
Depreciation                                        2,852          1,082
Advertising & Promotion                               548          1,762
Rent expense                                        5,400          8,100
Other operating expense                            32,321         43,090
                                                ---------      ---------
Total Operating Expenses                          122,789        104,430
                                                ---------      ---------
Net Operating Income (Loss)                       (20,820)       (41,853)

Other Income (Expenses)
Interest income                                         7           -
Interest (expense)                                 (1,172)          (368)
(Loss) from disposition of asset                     -            (2,200)
                                                ---------      ---------
Total Other Income (Expenses)                      (1,165)        (2,568)
                                                ---------      ---------
Net (Loss)                                      $ (21,985)     $ (44,421)
                                                =========      =========
Net (Loss) per Common Share                     $   (0.01)     $    (.01)
                                                =========      =========

Weighted Average Number of Shares Outstanding   4,300,000      4,183,333
                                                =========      =========

The accompanying notes are an integral part of the financial statements.

                          MOUNTAIN STATES HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                   Six Months Ending
                                             June 30, 2006  June 30, 2005
                                             -------------  -------------

Fees from loan activities                       $ 175,273      $ 152,673
Cost of loan activities                            56,150         41,610
                                                ---------      ---------
Gross Profit                                      119,123        111,063
                                                ---------      ---------
Operating Expenses
Salaries, payroll taxes and benefits              120,413        103,024
Depreciation                                        5,705         10,678
Advertising & Promotion                             1,098          5,273
Rent expense                                       16,200         18,600
Other operating expense                            53,505         69,848
                                                ---------      ---------
Total Operating Expenses                          196,921        207,423
                                                ---------      ---------
Net Operating Income (Loss)                       (77,798)       (96,360)
                                                ---------      ---------
Other Income (Expenses)
Interest income                                       121           -
Interest (expense)                                 (2,549)        (1,737)
(Loss) from disposition of asset                     -            (2,200)
                                                ---------      ---------
Total Other Income (Expenses)                      (2,428)        (3,937)
                                                ---------      ---------
Net (Loss)                                      $ (80,226)     $(100,297)
                                                =========      =========
Net (Loss) per Common Share                     $   (0.02)     $   (0.02)
                                                =========      =========
Weighted Average Number of Shares Outstanding   4,300,000      4,166,667
                                                =========      =========

The accompanying notes are an integral part of the financial statements.

                         MOUNTAIN STATES HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                         SIX MONTHS ENDED JUNE 30, 2006
                                 (UNAUDITED)

                                              June 30, 2006  June 30, 2005
                                              -------------  -------------
Cash flows from Operating Activities:
Net (Loss)                                      $ (80,226)     $(100,297)

Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization                       5,705         10,678
Other                                                -             6,417
Loss on disposition of asset                         -             2,200

(Increase) decrease in:
Prepaid Expenses                                      981         (8,106)
Accounts payable and accrued expenses              13,100            215
                                                ---------      ---------
Net cash (used in) Operating Activities           (60,440)       (88,893)

Cash flow from Investing Activities:
(Acquisition) of property and equipment              -           (48,180)
Disposition of Property & Equipment                  -             5,000
                                                ---------      ---------
Net Cash (Used in) Investing Activities              -           (43,180)

Cash flows from Financing Activities:
Issuance of capital stock for cash                   -            25,000
Receipt of stock subscriptions receivable            -            46,500
(Decrease) in capital lease obligation             (2,184)        (2,184)
Draws (payments) on line of credit, net            (4,677)         8,204
Increase in loans payable                            -            46,183
                                                ---------      ---------
Net Cash Provided by (Used in) Financing
 Activities                                        (6,861)       123,703
                                                ---------      ---------
Net (decrease) in Cash                            (67,301)        (8,370)

Cash, beginning of period                          82,466         25,179
                                                ---------      ---------
Cash, end of period                                15,165         16,809
                                                =========      =========
Interest paid                                       2,549          1,737
                                                =========      =========
Income tax paid                                         0              0
                                                =========      =========

The accompanying notes are an integral part of the financial statements.

                        MOUNTAIN STATES HOLDINGS, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2006 (Unaudited)

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

                                    ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED JUNE 30, 2006 VS.
                       THREE MONTHS ENDED JUNE 30, 2005

     Revenues were $ 134,360 for the three months ended June 30, 2006 as compared to $ 87,518 for the three months ended June 30, 2005. The increase in revenue is due to more loans closed during the second quarter of 2006 compared to the same period in 2005. The number of loans closed in the second quarter 2006 was 38 compared to 31 loans in the second quarter 2005. The amount received per loan closed decreased.

     The cost of loan activities was $32,391 (24.1% of revenue) for the three months ended June 30, 2006 as compared to $24,941 (28.5% of revenues) for the three months ended June 30, 2005. The reduced ratio of costs to revenues resulted from lower amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $ 81,668 for the three months ended June 30, 2006 as compared to $50,396 for the three months ended June 30, 2005.

     The Company had a net operating loss of $ 21,985 during the three months ended June 30, 2006 compared to a net operating loss of $ 44,421 during the three months ended June 30, 2005.

                      SIX MONTHS ENDED JUNE 30, 2006 VS.
                       SIX MONTHS ENDED JUNE 30, 2005

     Revenues were $175,273 for the six months ended June 30, 2006 as compared to $152,673 for the six months ended June 30, 2005. The increase in revenue is due to larger loans closed during the first half of 2006 compared to the same period in 2005. The number of loans closed in the first half 2006 was 54 compared to 56 loans in the first half 2005. The amount received per loan closed increased.

     The cost of loan activities was $56,150 (32.0% of revenue) for the six months ended June 30, 2006 as compared to $41,610 (27.3% of revenues) for the six months ended June 30, 2005. The increase ratio of costs to revenues resulted from larger amounts paid to loan officers.

     Salaries, payroll taxes and benefits were $120,413 for the six months ended June 30, 2006 as compared to $103,024 for the six months ended June 30, 2005.

     The Company had a net operating loss of $80,226 during the six months ended June 30, 2006 compared to a net operating loss of $100,297 during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company had a working capital deficit of ($53,736) at June 30, 2006 compared to ($20,141) at December 31, 2005.

     Net cash used in operating activities during the six months ended June 30, 2006 was $60,440 compared to $88,893 used in operating activities in the six months ended June 30, 2005.

     During the six months ended June 30, 2006 the Company used $-0- from investing activities whereas in the six months ended June 30, 2005 the Company used $43,180 cash in investing activities.

     During the six months ended June 30, 2006 the company used ($6,861) in financing activities whereas $123,703 was provided by financing activities during the six months ended June 30, 2005.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the six months ended June 30, 2006.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOUNTAIN STATES HOLDINGS, INC.



Date:  August 4, 2006              By: /s/ Mark E. Massa
                                      Mark E. Massa, President and Director