Form 10KSB
period 2006-09-30
BETTER BIODIESEL, INC
filed 2007-01-02
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006

Commission File # 333-67174

BETTER BIODIESEL, INC.

(A Development Stage Company)

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

87-0533626
(IRS Employer Identification Number)

355 South 1550 West
Spanish Fork, UT 84660
(Address of principal executive offices)(Zip Code)

(801) 990-2810
(Registrant’s telephone no., including area code)

Mountain States Holdings, Inc.
7435 East Peakview Avenue
Englewood, CO 80111
Fiscal Year End Dec 31
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Registrant’s revenues for the transitional period from January 1, 2006 through September 30, 2006 were nil.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 29, 2006 was $16,000,008.

Number of shares of the registrant’s common stock outstanding as of December 29, 2006 was 30,500,001.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to, (i) manufacture and market biodiesel fuel; (ii) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (iii) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (iv) the Company’s ability to protect and defend the Company’s proprietary technology; (v) the Company’s ability to secure and retain management capable of managing growth; (vi) the Company’s ability to raise necessary financing to execute the Company’s business plan; and (vii) the Company’s ability to comply with all applicable federal, state and local government and international rules and regulations; and other factors discussed in Better Biodiesel’s filings with the Securities and Exchange Commission.

Our management has included projections and estimates in this Form 10-KSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Better Biodiesel Inc., a Colorado corporation (“Better Biodiesel”, “BBD” or the “Company”), whose headquarters is located at 355 South 1550 West, Spanish Fork, Utah, 84660, is a development stage company with proprietary technology for manufacturing biodiesel fuel.  The Company’s technology enables the production of commercial quantities of biodiesel fuel conforming to ASTM 6751 standards at significant savings compared with conventional production technologies.

We were previously known as Mountain States Holdings, Inc. (“Mountain States”).  Mountain States was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc.  The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the Company filed articles of amendment with the Colorado Secretary of State changing the corporation’s name to Mountain States Lending, Inc., and during September 2002 the Company changed the name to Mountain States Holdings, Inc.  In September 2002, the Company formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”), and on December 31, 2002, the Company transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company’s common stock.

In September 2006, the Company entered into a share exchange agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP (the Share Exchange”).  On September 20, 2006, prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding, with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006. DEP was organized as a limited liability corporation on May 18, 2005, having previously commenced operations in November 2004, to develop alternative fuel sources, particularly the manufacture and distribution of bio-diesel products.

The Exchange Agreement between the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  Thus, in the September 30, 2006 Financial Statements of the Company included in this Form 10-KSB, which present the Company as being in the development stage, the assets and liabilities in the consolidated balance sheets are the book values of DEP’s assets and liabilities and the operations in the consolidated statement of operations are the operations of DEP.  Further, unless obvious from the context that they refer to Mountain States, operational and financial data presented elsewhere in this Form 10-KSB refer to DEP, as the Company’s sole and wholly-owned subsidiary.  Also included in this Form 10-KSB are Financial Statements for Mountain States for the period from January 1, 2006 through September 29, 2006.  These financial statements show the former operations of the Company and are the final Financial Statements of the Company presented in this form.

Our proprietary technology enables the production of biodiesel fuel from all types of animal fats as well as virgin oils derived from vegetative sources such soybeans, rapeseed, palm and switch grass, for example.  Unlike ethanol, biodiesel can be used in any conventional diesel engine, without requiring any modifications to the existing engine, providing essentially similar energy output.  Biodiesel is fully biodegradable, pollutes less than petroleum diesel and can be distributed by the existing petroleum distribution system without further downstream infrastructure investments.

In the United States, a primary driver of biodiesel fuel demand stems from the Energy Policy Act of 2005, which mandates the increased use of all renewable fuel from 2.5 billion to 7.5 billion gallons by 2010.  Additional drivers are the Energy Policy Act of 1994, which mandates the use of renewable fuel by federal, state and utility fleets.  The U.S. Navy mandates the use of 20% biodiesel in non-tactical vehicles.  Lastly, many states including California, Washington and Minnesota have issued their own mandates of 2% (B2) blended biodiesel.  Currently, the domestic availability of biodiesel fuel falls below the mandated demand by more than 1 billion gallons per year.

The economics of the Company’s biodiesel fuel production are compelling under current market conditions.  Depending on the selection of feedstock, the Company can produce a gallon of biodiesel fuel for between $1.50 to $2.20, and sells domestically for between $2.75 to $3.10 per gallon.  In addition to this discrete margin, the U.S. Government pays a Blenders Tax Credit of $0.50 to $1.00 per gallon produced in addition to $0.10 per gallon for the first 15 million gallons produced at any single location.  The U.S. Department of Agriculture will also pay $0.14 to $1.52 per gallon produced, subject to reauthorization by the end of 2006.  Additionally, each state offers its own incentive programs.

Patent and Trademark

BBD, through its wholly-owned subsidiary, Domestic Energy Partners, LLC (“DEP”), has a patent pending on its proprietary technology that enables transesterfication of oils to form biodiesels.  In November 2006 the Company completed and filed the claims on the existing patent application with the Unites States Patent and Trademark Office, which application  CEO and Chairman Ron Crafts, President, Chief Technology Officer and Director John  Crawford and co-inventor James Crawford assigned exclusively to DEP.

The Company employs Workman Nydegger in Salt Lake City, Utah as its patent attorneys.  The Company does not currently intend to license its process, but may consider business combinations that it deems to be advantageous provided that it remains fully in control its’ proprietary technology

“Better Biodiesel” is a registered trademark name for BBD’s biodiesel fuel.

Traditional Biodiesel Production Method

Unlike the Company’s biodiesel production process, customary biodiesel production methods employ a caustic chemical catalyst during batch processing that must be removed before the fuel can be used in an engine.  The standard practice for removal of the offending chemical requires large amounts of water to “wash” the fuel, a process that results in large quantities of contaminated water.  The next step in the traditional method is to put the water in evaporation ponds, requiring large portions of land (such ponds usually cover several acres) to enable the contaminated water to evaporate, leaving the original caustic chemical in the bottom of the pond.  The chemical residue is then removed from the pond and replaced with the next batch of contaminated water.

Better BioDiesel’s Proprietary Technology

Better Biodiesel’s unique production process eliminates the use of the caustic chemical catalyst, instead using in a continuous flow method that can process a wide variety of raw feedstock oils into biodiesel fuel in a matter of minutes.  While customarily used production technology results in an inferior energy balance and in higher costs for chemicals, real estate and production equipment, our continuous flow process provides increased efficiency and reduced operating costs including a 25% to 50% lower equipment cost.

Major benefits of the Company’s technology include high volume output, reduced space requirements and lower equipment costs.  Furthermore, our technology produces biodiesel fuel product that consistently meets the ASTM D-6751 standard for pure one hundred percent (B100) biodiesel fuel.  The purity level of the finished fuel is such that it needs no post reaction processing and therefore no wastewater treatment is required.

Biodiesel Fuel - Market Overview

Biodiesel fuel is fully interchangeable with petroleum diesel.  The domestic market for diesel fuel in 2005 was 70 billion gallons and at least 200 billion gallons for the rest of the world.  In 2005, the combined worldwide biodiesel refining capacity was less than 800 million gallons.

BBD believes that most prospective end users of biodiesel will be individuals and entities requiring the lowest possible pollution levels in their vehicle and machinery emissions.  These include trucking companies operating in states with biodiesel initiatives (see chart below), inner city transport companies that are required to reduce their fleet pollution levels and other users who also require the advantages of less polluting fuel.

Biodiesel blends such as B5 and B20 (5% biodiesel blended with 95% petrol diesel, and 20% biodiesel blended with 80% petrol diesel respectively) are currently the most common way that biodiesel reaches end users.  When used as a blended fuel, biodiesel becomes an additive to petroleum diesel that substantially lowers toxic emissions like carbon based gases while improving the performance and longevity of the engine.

The domestic and international petroleum based diesel fuel market is a mature industry.  In Europe, over 60% of the cars, buses, trucks, ships and trains are powered by diesel fuels.  In the U.S., the total petroleum diesel fuel consumption was approximately 70 billion gallons in 2005.  Based on the interchangeability of petroleum diesel and biodiesel fuel and current shortfall of supply as compared to demand in the U.S. biodiesel industry, without considering a potential increase in the percentage of diesel to gasoline fuel consumption, unmet demand for biodiesel fuel seems likely to  require at least 10 years to resolve.

Biodiesel can be used in 100% pure form (B100) or as an additive to petroleum diesel.  It requires absolutely no additional investment or alterations by fuel distributors for piping, pumps or transportation equipment.  And all conventional diesel engines are can sun on biodiesel so no investments are required by existing diesel car, bus, truck, ship or train owners.  The efficient logistics of biodiesel fuel, therefore, create a significant competitive advantage.

The 2005 U.S. petroleum diesel market was approximately 70 billion gallons and is expected to grow 10% per year over the next several years.  The Federally mandated B2 blends (98% petroleum diesel plus 2% biodiesel) demand translates into a 1.4 billion gallon U.S. market.  In 2005, the total U.S. biodiesel production was only 70 million gallons.  Even considering the 400+ million GPY of announced production under construction at this time, management believes it is evident that biodiesel fuel supply will lag behind the increasing demand for many years.

Competitive Conditions

The European market for biodiesel fuel is significantly more mature than the domestic biodiesel market.  The existing European technology employs customary production methods (also described above), producing over 700 million gallons of biodiesel fuel per year.  The customary method entails batch processing with a caustic catalyst, which needs to be “washed” out before the fuel can be used.  The “washing process” creates a substantial amount of contaminated water that is evaporated leaving behind residue that must be removed and processed.  Our management believes that the customary process is not efficiently scalable and has the disadvantage of relatively lower production and higher costs from the use of more chemicals and energy.  BBD’s production process does not require the addition of caustic chemicals and therefore provides a superior energy balance to customary production technologies.

The domestic market capacity of 70 million gallons per year relies upon the same technology used in the European market and the domestic refining plants under construction will be utilizing substantially the same outdated technology.  BBD’s management believes that its technology is the first of its kind to employ a continuous flow, solid state process that does away with caustic catalytic chemicals and the “washing” cycle.  The BBD technology is capable of producing 10 million gallons of biodiesel fuel per year per processing module, each requiring just 300 square feet of ground space.

The major biodiesel fuel producers in the current market are Archer Daniels Midland, Altra Biofuels, Australian Renewable Fuels, D-1 Oils and Renewable Energy Group.  Several oil companies including Chevron and Exxon Mobil have announced construction of 100 million GPY plants using the European industry technology to come online by 2008.

Raw Materials

Under management’s plan to vertically integrate its biofuels supply chain, BBD has commenced negotiating with farmer’s cooperatives and other entities hoping to eventually secure land devoted to the cultivation of renewable crops suitable for conversion to biodiesel fuel.  The choice of feedstock crops in a particular region would be based on the unique weather patterns and soil conditions found of that region U.S., but may include soybeans, cottonseed, rapeseed, switchgrass, canola or palm and will be purchased by BBD on long term take-or-pay contracts.  Seed oil price per gallon ranges from $1.50 for cottonseed to $2.25 for soybean.  While soy and rapeseed are commonly grown in the U.S., palm oil from Malaysia and Indonesia is priced at around $1.50 per gallon.

BBD’s technology also enables the commercial scale conversion of “tallow” (animal fats such as chicken, beef or pork) and “yellow” (recycled) grease such as is recovered from restaurants to biodiesel fuel.  Animal fat is $1.40 and yellow grease $1.20 per gallon.  Better Biodiesel is negotiating with several national pork and beef processors to establish supply contracts and/or joint venture refining plants to continuously process large quantities of tallow and yellow grease.  Management believes the value of long term supply chain commitments adds significant value to the enterprise valuation.

Licenses

All necessary applications have been filed with the EPA (Environmental Protection Agency), the IRS (Federal Internal Revenue Service) and the Utah Division of Air Quality. The Utah State Tax Commission requires a $50,000 bond for the State Road Tax Remittal, which the Company intends to obtain in the first quarter of 2007.

State and county business licenses have been issued to BBD for the production of biodiesel fuel.  BBD adheres to all state and federal requirements for the health and safety of its employees.

Research and Development

During the transitional year ended September 30, 2006 and the year ended December 31, 2005, the Company spent $26,544 and $2,298 on Research and Development, respectively.

Employees

The Company currently employs five full time and zero part time employees.

Domestic Biodiesel Production Capacity and Demand

As of April 6, 2006, there are 53 companies in the U.S. that have invested millions of dollars into the development of biodiesel manufacturing plants and are actively marketing biodiesel.  In 2005 the combined sales of these manufactures totaled 70 million gallons of biodiesel.  Projected sales volume for 2006 is estimated at 130 million gallons.

Three important trends define the biodiesel fuel market:

1)              Declining petroleum diesel supply

2)              Increasing petroleum diesel prices

3)              Mandated demand for lower polluting, renewable, and locally produced fuels.

In spite of favorable market forecasts for biodiesel, it is prudent to assume that future increases in biodiesel production and possible innovations of other alternative fuels (ethanol, for example) may keep biodiesel pricing highly competitive with other alternative fuels.   Biodiesel prices are not likely to exceed those of petrol diesel by more than 10%.  Currently, biodiesel market prices are 10% - 15% higher than petroleum diesel.  Biodiesel fuel contains approximately 90% of the energy of petroleum diesel.

Marketing Strategy & Positioning

BBD’s marketing efforts will emphasize the inherent benefits of biodiesel fuel and cost savings of the Company’s proprietary technology and equipment design:

1.  Biodiesel exhaust is less offensive. The use of biodiesel and biodiesel blends results in a noticeably less offensive exhaust odor than petroleum diesel.  Users also report absence of eye irritation when compare with petroleum diesel.  Furthermore, since biodiesel is oxygenated, diesel engines have more complete combustion with biodiesel than with petroleum diesel.

2.   Biodiesel is safer to use than petroleum diesel. The flash point (the point at which fuel ignites) for biodiesel in its pure form is a minimum of 260 degrees versus about 125 degrees Fahrenheit for regular No. 2 diesel, making biodiesel a significantly safer fuel to use, handle and store.

3.  Biodiesel reduces emissions significantly.  The use of biodiesel in a conventional diesel engine results in substantial reduction of unburned hydrocarbons, carbon monoxide, and particulate matter as compared with petroleum diesel.  Biodiesel provides a decrease in the solid carbon fraction of particulate matter (since the oxygen in biodiesel enables more complete combustion to CO2) and eliminates the sulfate fraction (as there is no sulfur in the fuel), while the soluble, or hydrocarbon, fraction stays the same or is increased. Emissions of nitrogen oxides indicate mixed results as emissions test of nitrogen oxides have shown either slightly reduced or slightly increased depending on the duty cycle and testing methods.

Biodiesel works well with new technologies such as catalysts, particulate traps, and exhaust gas recirculation. Soy biodiesel reduces carbon dioxide by 78% on a life cycle basis.

4.  Better Biodiesel equipment is priced to sell.  The Company can install complete turn key biodiesel fuel refining facilities at 25% to 50% lower cost to competition that is marketing systems featuring old technology.  Purchasers of the Company’s design will realize capital expenditures savings together with increased operating margins when using equipment from BBD.

BBD believes the rapidly expanding market of building biodiesel fuel refineries will enter a period of consolidation by 2010.  During this expected consolidation, undercapitalized and unqualified entrants may become targets of acquisition by larger, better-capitalized oil incumbents.  BBD intends to exploit its competitive advantages to pursue strategic relationships or business combination with multiple, incumbent energy or agricultural companies to enhance the Company’s market position.

Marketing and Sales

Our marketing efforts intend to initially target fuel blenders and distributors in the Midwest markets. These activities will employ:

1.               Press and Advertising: We will develop our core branding using the “Better Biodiesel” trademark to differentiate our biodiesel fuel.  We will concentrate our marketing message on the unique advantages of “Better Biodiesel” compared with conventional petroleum diesel.  We will leverage:

a.               Advertisements in local and national newspapers and periodicals;

b.              Advertising in industry trade journals and targeted environmental publications; and

c.               Coverage in alternative fuel websites and web blogs.

2.               Attending and speaking at conferences and seminars.

3.               Attending and exhibiting at energy events and industry trade shows.

Risk Factors

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with the additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Our Business and Industry

Our current operations have a limited operating history and our Spanish Fork plant only recently commenced operations, which make us a speculative investment.

Better Biodiesel began to manufacture biodiesel equipment and fuel (methyl esters) with its patented biodiesel fuel production technology in May 2005, in Provo, Utah.  Since the inception of business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing and refining our process technology, raising private equity capital and seeking acquisitions.  Our new, primary production facility in Spanish Fork, Utah began operations in June 2006.

Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made.  We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure to obtain market acceptance, failure to establish business relationships and assorted competitive disadvantages against larger and more established companies.

We have had a history of net losses and our biodiesel technologies are unproven on a large-scale commercial basis and could fail to perform in a commercial production environment, which could have a detrimental effect on the long-term capital appreciation of our stock.

During the period from November 1, 2004 (date of inception) through September 30, 2006, we have incurred a net loss of $472,800, and may incur additional losses thereafter, depending upon our ability to generate material revenues or achieve profitable operations from biodiesel production.  While production of biodiesel fuel is a mature technology, other technologies for production may still be in development.  The technologies being pursued by us have never been utilized on a large-scale commercial basis.  All of the tests conducted to date by us with respect to our biodiesel technologies have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis.  We have never utilized these biodiesel technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise.  It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization.  Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures.  Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses.  The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business.  We cannot assure you that the anticipated benefits of any acquisitions will be realized.  In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.  Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

Our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

We currently have pending patent applications on our proprietary technology in the United States Patent and Trademark Office and in the future may file foreign patent applications.  Our success depends, in part, on our ability to obtain patents, maintain trade secrecy and operate without infringing on the proprietary rights of third parties.  We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with any competitive advantages or will not be challenged by third parties.  Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.  We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest.  In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part or in whole, by confidentiality agreements with prospective joint venture partners, employees and consultants.  We cannot assure you that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We will have a need for financing in order to sustain our operations and expand, which may not be available when needed.  If we cannot obtain needed funding to sustain our operations and expand we may have to curtail our operations, sell some of our assets or take actions that may dilute your financial interest.

We have financed our operations to date through capital contributions by Company stockholders.  Based on our current financial position, cash forecast and plan of operation, we believe that we have adequate cash resources to sustain our operations through this year.  However, future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control.  These include the nature of ongoing development and testing of our proprietary biodiesel technologies, the nature and timing of plant improvements, construction, permitting and acquisitions, and the availability of financing.  The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources.

We are dependent upon Ron Crafts, our Chairman and Chief Executive Officer, and John Crawford, our President and Chief Technical Officer, whom we need to succeed.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of Ron Crafts, our Chairman and Chief Executive Officer, and John Crawford, our President and Chief Technical Officer, due to their contacts in the biodiesel industry and their overall insight into our business direction.  Our failure to retain Messrs. Crafts and Crawford, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on any of our officers.  See “Management.”

Because we are smaller and have fewer financial resources than many larger biodiesel producers, we may not be able to successfully compete in the biodiesel industry.

There is significant competition among biodiesel producers.  Our business faces competition from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to our existing and proposed biodiesel plants.  Our biodiesel plants will be in direct competition with other biodiesel producers, many of which have greater resources than we currently have.  Large biodiesel producers are capable of producing a significantly greater amount of biodiesel than we can and expect to produce.

Competition from large producers of petroleum-based diesel fuels and other competitive products may impact our profitability.

Our existing and proposed biodiesel plants will also compete with producers of other petroleum-based diesel fuels having similar performance and emissions characteristics as biodiesel.  The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of biodiesel.  These other companies also have significant resources to begin production of biodiesel should they choose to do so.

Our profits are impacted by feedstock oil prices, which could impact the value of your investment.

Our biodiesel production is dependant on feedstock oils, which are derived from agricultural commodities such as soybeans, and animal fats.  A significant reduction in the harvest of these commodities due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply, or other factors could result in increased feedstock oil costs, which would thus increase our cost to produce biodiesel.  The significance and relative impact of these factors on the price of these feedstock oil commodities is difficult to predict.  Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure feedstock for our operations.  Any events that tend to negatively impact the supply of feedstock oil commodities will tend to increase prices and harm our business.

Rising feedstock prices produce lower profit margins for the production of biodiesel and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers.  The price of soybeans and other feedstock commodities has fluctuated significantly in the past and may fluctuate significantly in the future.  We cannot assure you that we will be able to offset any increase in the price of feedstock by increasing the price of our product.  If we cannot offset increases in the price of feedstock oil, our financial performance may be materially and adversely affected.

If petroleum diesel prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Prices for biodiesel products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability.  The price of biodiesel has some relation to the price of petroleum diesel as well as gasoline.  The price of biodiesel tends to increase as the price of petroleum diesel increases, and the price of biodiesel tends to decrease as the price of petroleum diesel decreases.  Any lowering of petroleum prices will likely also lead to lower prices for biodiesel and adversely affect our operating results.  We cannot assure you that we will be able to sell our biodiesel profitably, or at all.

Increased biodiesel production in the United States could increase the demand for feedstocks and the resulting price of feedstocks, reducing our profitability.

New biodiesel plants are under construction or planning throughout the United States.  This increased biodiesel production could increase feedstock demand and prices, resulting in higher production costs and lower profits.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

Biodiesel production requires a constant and consistent supply of energy.  If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production.  If we halt production for any extended period of time, it will have a material adverse effect on our business.  Natural gas and electricity prices have historically fluctuated significantly.  We purchase significant amounts of these resources as part of our biodiesel production.  Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

Federal regulations concerning tax incentives could expire or change, which could cause an erosion of the current competitive strength of the biodiesel industry.

Congress currently provides certain federal tax credits for biodiesel producers and marketers.  The biodiesel industry and our business depend on continuation of these credits.  The credits have supported a market for biodiesel that might disappear without the credits.  These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level.  The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of biodiesel in a material way, and we cannot assure investors that any of these tax incentives will be continued.  The elimination or reduction of federal tax incentives to the biodiesel industry could have a material adverse impact on our business by making it more costly or difficult for it to produce and sell biodiesel.  If the federal biodiesel tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel could result.

Lax enforcement of environmental and energy policy regulations may adversely affect demand for biodiesel.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations.  Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of biodiesel.  Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements.  If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected.  Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of biodiesel to satisfy these emissions standards more efficiently than other alternative technologies.  Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements.  Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for biodiesel.  A significant decrease in the demand for biodiesel will reduce the price of biodiesel, adversely affect our profitability and decrease the value of your stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

Biodiesel production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide.  As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Utah.  These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs.  Consequently, considerable resources may be required to comply with future environmental regulations.  In addition, our biodiesel plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the biodiesel plants arising from air or water discharges.  Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Our existing and proposed new biodiesel plants will also be subject to federal and state laws regarding occupational safety.  Risks of substantial compliance costs and liabilities are inherent in biodiesel production.  We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant.  Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the biodiesel plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Risks Related to Our Common Stock

Our common stock price may fluctuate considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•                  Inability to manufacture biodiesel fuel as efficiently as we expect due to factors related to costs and supply of feedstock oil and energy;

•                  Factors affecting demand for biodiesel such as price, competition and general economic conditions;

•                  Discontinuation or limitations on state and federal biodiesel subsidies;

•                  Negative public sentiment toward biodiesel production and use; and

•                  Environmental restrictions increasing the costs and liabilities of biodiesel production.

The stock market in general has experienced extreme price and volume fluctuations.  The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Price volatility might be worse if the trading volume of our common stock is low.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms for research and support.

Additional risks may exist since we became public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Our common stock may be considered “a penny stock” and may be difficult for you to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock has been for much of its trading history since February 2005 and may continue to be less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.  In addition, since our common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

In accordance with 1933 Act Release No. 8760, commencing with our fiscal year ending September 30, 2008, we will become subject to the requirement to include in our annual report management’s assessment of internal controls over financial reporting.  This assessment will require us to document and test our internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accountants will be required to attest to our assessment of internal controls for our fiscal year ending September 30, 2009.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Our officers, directors and principal stockholders control approximately 84% of our currently outstanding shares of common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could inhibit a takeover at a premium price.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  BBD’s production plant is located on an operational rail spur in Spanish Fork, Utah, just off Interstate Highway 15. The plant is visible from the highway, providing an excellent marketing opportunity with signage on one of the US’s busiest highways. The rail spur provides efficient delivery of feedstock oils and equipment of finished biodiesel fuel, as does the close proximity to the highway.

The BBD main plant is comprised of:

•                  A leased five acre parcel, secure gated and fenced with an additional, adjacent twenty-eight acres available for expansion, at the Company’s option, leased year to year, containing four active railroad spurs that are suitable for ingress/egress of raw agricultural products and finished biodiesel.

•                  A 175,000 square foot covered warehouse with offices, laboratories, refining, maintenance and fabrication areas, with heavy power supplied by the local utility.  Currently, the refining capacity is 3 million gallons per year.

•                  Tank farm consisting of three 10,000-gallon tanks and one 108,000-gallon tank for storing feedstock oils, finished biodiesel and glycerin.

•                  Complete biodiesel fuel production and materials fabrication equipment.

BBD’s plant is in compliance with all zoning and building code requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  The Company is currently not aware of any pending legal proceedings to which the Company may become a party that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 20, 2006 prior to in the closing of its Exchange Agreement with Domestic Energy Partners, LLC, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “BBDS.”  The following table represents the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the transition period ended September 30, 2006 and the year ended December 31, 2005.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  On September 20, 2006, the Company’s amended its Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006. On September 29, 2006, the Company announced the closing of its acquisition of Domestic Energy Partners, LLC by way of a Share Exchange Agreement.

FISCAL QUARTER ENDING	HIGH BID	LOW BID
September 30, 2006	$2.50	$1.30
June 30, 2006	$6.00	$1.30
March 31, 2006	$6.00	$3.10
December 31, 2005	$10.00	$4.00
September 30, 2005	$12.00	$5.20
June 30, 2005	$8.00	$2.02
March 31, 2005	$5.00	$2.20

As of December 29, 2006, the Company had 30,500,001 shares of common stock issued and outstanding and had approximately 63 stockholders of record.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Equity Compensation Plans

In August 2002 the Company established an equity compensation plan, the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 2,500,000 shares of common stock of the Company, which pursuant to the terms of the Equity Incentive Plan was adjusted downward, as a result of the September 2006 reverse stock split of the Company’s common stock to 1,250,000 shares, for the grant of incentive stock options and non-qualified stock options, as well as restricted stock awards or bonuses.  Currently, no options are issued and outstanding and no options or stock grants have been issued, and the Company’s Board of Directors has not allocated any shares to the Equity Incentive Plan.

Pursuant to Section 4.3 of the Equity Incentive Plan the number of shares authorized, issued and outstanding or stock awards or options granted under the Equity Incentive Plan are adjusted in like manner with any increase, decrease in the issued and outstanding shares by payment of stock dividend or other distribution payable in stock, or through stock split, subdivision, consolidation, combination or recapitalization.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	N/A	Price as listed on the OTCBB at the time of issuance.	N/A N/A N/A N/A N/A N/A

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities that were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

In accordance with the share exchange between the Company and DEP, which closed on September 29, 2006 the Company, authorized the issuance of 28,500,000 shares of its unregistered common stock, pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933.  The issuance was as follows:

At the election of Sausalito Capital Partners I, LLC, pursuant to the terms of a convertible promissory note issued to SCP by the Company, SCP converted the promissory note into 1,500,000 shares of the Company’s common stock.

Additionally, in connection with the terms the Company’s share exchange agreement with Domestic Energy Partners, LLC, under an exemption provided by Section 4(2) of the Securities Act of 1933, the Company issued, in exchange for all of the and outstanding equity and voting interests of Domestic Energy Partners, LLC, 5,250,000 shares of common stock to Ron Crafts, 5,250,000 shares to John Crawford, 3,755,500 shares to Lynn Dean Crawford, 2,625,000 shares to Peter Kristensen, 2,625,000 shares to Briton McConkie, 1,494,500 shares of common stock to James Crawford, 4,500,000 shares of common stock to Capital Group Communications, Inc., and 1,500,000 shares of common stock to Joseph Martin, LLC.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the report on Form 10KSB for the transition period ended September 30, 2006 may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company’s business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company’s ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Organization and Business - Better Biodiesel, Inc. (f/k/a Mountain States Holdings, Inc. (“Mountain States”)) was incorporated as a Colorado corporation in November 1990 under the name Slam Dunk Enterprises, Inc, was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the corporation filed articles of amendment with the Colorado Secretary of State, changing the corporation’s name to Mountain States Lending, Inc., and during

September 2002 changed the name again, to Mountain States Holdings, Inc.  During September 2002, the corporation formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”) and on December 31, 2002, it transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company’s common stock.  In September 2006, the Company entered into a the Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP.  On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

                The share exchange of the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  Thus, in the September 30, 2006 Financial Statements of the Company included in this Form 10-KSB, which present the Company as being in the development stage, the assets and liabilities in the consolidated balance sheets are the book values of DEP’s assets and liabilities and the operations in the consolidated statement of operations are the operations of DEP.  Further, unless obvious from the context that they refer to Mountain States, operational and financial data presented elsewhere in this Form 10-KSB refer to DEP, as the Company’s sole and wholly-owned subsidiary.  Also included in this Form 10-KSB are Financial Statements for Mountain States for the period from January 1, 2006 through September 29, 2006.  These financial statements show the former operations of the Company and are the final Financial Statements of the Company presented in this form.

PLAN OF OPERATION

During the next 12-month period the Company intends to focus on (1) developing its customer base, particularly among of fuel distributors, (2) securing long-term, reliable supplies of cost-effective feedstock (e.g. soy and canola oils, animal fats) from agricultural companies and farmer co-ops, (3) to expand its biodiesel production capacity at its existing production facility Spanish Fork, Utah, plant, and to construct at an additional production facility in the central geographic region of the United States, for which the Company has engaged REDD Engineering & Construction, Inc., to manage the Company’s production plant expansion and installation, and (5) to seek to forge strategic relationships with energy and agricultural firms.  In order to execute this plan, the Company will need to raise addition capital through debt or equity financing.

Management believes that the benefits of the Company’s biodiesel production technology result in high volume output, reduced space requirements and lower equipment costs.  Furthermore, the Company’s technology produces biodiesel fuel product that consistently meets the ASTM D-6751 standard for pure one hundred percent (B100) biodiesel fuel.  The purity level of the finished fuel is such that it needs no post reaction processing and therefore no wastewater treatment is required.

We had a net loss of $420,853.00 for the transitional period ended September 30, 2006.  We had net loss of $50,647.00 and $1,300.00 for the periods ended December 31, 2005 and December 31, 2004, respectively.  Management believes that the net loss in 2006 is not readily comparable with that of 2005 and 2004 given our significant increase of investment into research and development and infrastructure during the transitional period ended September 30, 2006.  These increases include scaling up from a prototype to a 3,000,000 gallon per year continuous manufacturing plant, equipment and storage tanks, construction of corporate offices and refurbishment of our production plant and facility.  We have completed the engineering on a 10,000,000 gallon processor and are ready to begin construction of these modules.  The Company currently produces and sells biodiesel fuel to end users, and intends to now seek financing to scale its production to a capacity of up to 50 million gallons per year during 2007, subject to the Company’s ability to raise sufficient funds.

Portions of the net loss for the transition period ended September 30, 2006 include expenses in connection with the Exchange Agreement executed between the Company and DEP.

Our operating expenses were $414,186.00 for the transitional period ended September 30, 2006 and $50,647.00 and $1,300 for the periods ended December 31, 2005 and December 31, 2004, respectively.  We have financed our operations through various private equity and debt transactions.  The respective increases in our operating expenses are due to our significant expansion in operating capacity.

REDD Engineering - In November 2006, the Company engaged REDD Engineering & Construction, Inc. (“REDD Engineering”) of Salt Lake City, Utah to perform engineering and consulting services to assist in expanding operations at the Company’s current plant site in Spanish Fork, Utah and in creating additional sites. In connection with the engagement, the Company provided REDD a $20,000.00 retainer for its services.  REDD Engineering is an engineering, procurement and construction company that provides planning, management and consulting services for projects from the initial concept phase through to the operation and maintenance of plants. Projects are provided for industrial and institutional clients involving engineered processes, facilities, or technology-based products.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Annual Report on Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Accounting for Derivatives - As of September 30, 2006, the Company has no convertible debt, options, warrants or other contracts with derivative characteristics.  The Company will evaluate any future convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company will recognize revenue when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company will recognize revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems outside the United States once configuration of such systems are completed and accepted by the customer.

Income taxes - The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based compensation - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  During the transitional period ending September 30, 2006, there were no outstanding options or warrants.

Results of Operations - We have had no revenues since the date of inception (November 1, 2004).

Liquidity and Capital Resources - Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities.  We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

The Company’s working capital was $54,666 at September 30, 2006 compared to a deficit of $189,119 at December 31, 2005.

Net cash used in operating activities during the transitional period ended September 30, 2006 was $283,953 compared to $48,994 used in operating activities during the year ended December 31, 2005.

Cash was used in investing activities in the amount of $144,158 for the transitional period ended September 30, 2006.  No amounts were used in investing activities for the year ended December 31, 2005.

Cash was provided from financing activities in the amount of $601,927 during the transitional period ended September 30, 2006 compared to $48,994 provided from financing activities in the year ended December 31, 2005.

Off-Balance Sheet Arrangements - We do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN

48 is effective for financial statement as of January 1, 2007.  The Company has not yet determined the affect of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe the application FAS 157 will change its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company does not believe that FAS 158 will have any effect on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Company changed independent registered public accountants in 2006. See Item 8 below. The financial statements reported on by our current auditors for the period from the Company’s assumed date of inception as a development stage entity (November 1, 2004) through September 30, 2006 are included in this Form 10-KSB.  The financial statements for the Company showing its former operations that were spun-off, for the period from January 1, 2006 to September 29, 2006, are reported on by our current auditors, and are also included in this Form 10-KSB.

The financial statements are set forth on pages F-1 through F-22 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required “disclosure controls and  procedures” as defined in Rule 13a-15(e).  The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME	AGE	POSITION

Ron Crafts	50	Chairman, Chief Executive Officer and Chief Financial Officer

John Crawford	41	President, Chief Technology Officer and Director

Lynn Dean Crawford	62	Chief Operations Officer

Peter Kristensen	45	Vice President of Corporate Development and Director

F. Briton McConkie	60	Vice President of Business Development and Director

David M. Otto	48	Director and General Securities Counsel

Ron Crafts

Chairman, Chief Executive Officer and Chief Financial Officer

Mr. Crafts, age 50, is an entrepreneur with 23 years of experience in business management and operations.  Mr. Crafts was a Utah “Best of State” winner of the “Entrepreneur of the Year” award in 2005 for his successful catering company, Culinary Crafts, LLC.  Culinary Crafts has been fueling their fleet of 14 vehicles and their auxiliary generators with biodiesel produced from DEP’s machinery for the past two years.  Mr. Crafts attended college at Brigham Young University and has a background in accounting.

John Crawford

President, Chief Technology Officer and Director

Mr. Crawford, age 41, is the inventor of the Company’s improved refining technology, and is in charge of all scientific development and advisory.  Mr. Crawford is a chemical engineer who has co-authored numerous scientific papers and holds several patents in the area chemical science and engineering. Mr. Crawford’s career began in environmental chemistry at Brigham Young University.  Since that time he has had 16 years of experience developing chemical reaction measuring devices and equipment.

Lynn Dean Crawford

Chief Operations Officer

Mr. Crawford, age 62, has extensive experience in all aspects of technical engineering management, research and development, large-scale maintenance and logistics support for operations, government compliance oversight, mechanical design, computer systems and software implementation, and employee supervision.  Mr. Crawford has over 25 years of experience in technical management positions of small and large companies, with 11 of those positions at the corporate level.  Since 2002, Mr. Crawford has also been an independent consultant, providing guidance on project management, product design, patent development and regulatory support to start-up companies.  Mr. Crawford received a B.S.E. in Mechanical Engineering and a Masters in Mechanical Engineering from Brigham Young University in 1971.

Peter Kristensen

Vice President of Corporate Development and Director

Mr. Kristensen, age 45, is Vice President of Corporate Development and a Director of the Company.  He is responsible for contract procurement of feedstock as well as forming key business alliances worldwide.  Since 1998, Mr. Kristensen has also been a business consultant, facilitating and arranging capital formations, evaluating business opportunities and deal structuring, and advising on mergers and acquisitions and corporate governance issues.  Mr. Kristensen received a B.S. in Geophysical Engineering from the University of Utah in 1985.

F. Briton McConkie

Vice President of Business Development and Director

Mr. McConkie, age 60, is Vice President of Business Development and a Director of the Company.  His responsibilities include structuring biodiesel joint ventures, strategic alliances and distribution transactions all over the world.  Since 1994, Mr. McConkie has consulted on private/public mergers and acquisitions in Salt Lake City, where he has worked with investors and institutions on deal structuring and capital formation involving limited partnerships, as well as consulting for public companies.  Mr. McConkie has worked to provide financing for NASDAQ companies.  Mr. McConkie received a Bachelor of Science from the University of Utah in 1971.

David M. Otto

Director and General Securities Counsel

Mr. Otto, age 48, is a Seattle-based attorney and the President of The Otto Law Group, PLLC. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, PLLC in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc., Avisere, Inc. and Saratoga Capital Partners, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. None of the officers or directors of the Company have provided to the Company any filed reports upon their acquisition or disposition of securities of the Company. With the exception of the aforementioned, to the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s common stock have failed to file the reports required pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding the Company’s former CEO and CFO and each of our most highly compensated executive officers whose total annual salary and bonus for the transitional period ended September 30, 2006 and the year ended December 31, 2005 exceeded $100,000.   No other former or current officer received compensation in excess of $100,000 for the transitional period ended September 30, 2006, or for the year ended December 31, 2005:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name	Fiscal Year(1)	Salary $	Bonus $	Other Annual Comp.	Restricted Stock	Securities Underlying Options(#)	LTIP Payouts $	All Other Compensation

Ron Crafts	2006	N/A	N/A	N/A
Chief Executive Officer and Chief Financial Officer	2005	N/A	N/A	N/A

Mark E Massa (2)	2006	N/A	N/A	N/A	N/A
Chief Executive Officer and Chief Financial Officer	2005	N/A	N/A	N/A	N/A			$

(1)          Fiscal year for 2006 ended September 30; fiscal year for 2005 ended December 31.

(2)          Mark E. Massa resigned upon the closing of the share exchange between the Company and Domestic Energy Partners, LLC, on September 29, 2006.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted during the 2006 fiscal year:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2006:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common, no par value	Ron Crafts 690 West 350 North Spanish Fork, UT 84660	5,250,000	17.21%
Common, no par value	John Crawford 3820 S. Elm Tempe, AZ 85282	5,250,000	17.21%
Common, no par value	Lynn Dean Crawford 5121 Yearling Ave Irvine, CA 92064	3,755,500	12.31%
Common, no par value	Peter Kristensen 7668 Quicksilver Dr. Salt Lake City, UT 84121	2,625,000	8.61%
Common, no par value	F. Briton McConkie 4014 Splendor Way Salt Lake City, UT 84124	2,625,000	8.61%
Common, no par value	David M. Otto 601 Union Street, Suite 4500 Seattle, WA 98164	1,500,000	4.92	%(1)
Common, no par value	Capital Group Communications, Inc. 1750 Bridgeway, Suite A-200 Sausalito, CA 94965	4,500,000	14.75%
Common, no par value	Directors, Officers and Control Persons as a Group	25,505,000	84%

(1) Represents the common stock shares owned by Joseph Martin, LLC, of which David M. Otto is a beneficial owner of 50% of the equity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lynn Dean Crawford is the uncle of John Crawford.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$—	$12,900
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	5,000	$7,500
Total	$5,000	$18,000

The audit fees stated above consisted of fees for Mountain States Holdings, Inc., prior to the name change to Better Biodiesel, Inc., and the Exchange Agreement with DEP, and include the audit of the Company’s annual financial statements for the year ended 2005 and the review of quarterly financial statements for the three months ended March 31, 2006 and the six months ended June 30, 2006, as well as for services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with review of Company documents filed with the SEC.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

BETTER BIODIESEL, INC.
(A Development Stage Company)

Financial Report

September 30, 2006

C  O  N  T  E  N  T  S

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1 and 2

CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF OPERATIONS	4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Better Biodiesel, Inc.
Orem, Utah

We have audited the accompanying consolidated balance sheets of Better Biodiesel, Inc., and subsidiary (a development stage company), formerly known as Mountain States Holdings, Inc., as of September 30, 2006, December 31, 2005, and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2006, the year ended December 31, 2005 and the two months ended December 31, 2004, and the period from November 1, 2004 (date of inception) through September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Better Biodiesel, Inc. (a development stage company) and subsidiary as of September 30, 2006, December 31, 2005, and December 31, 2004, and the results of their operations and their cash flows for the nine months ended September 30, 2006, the year ended December 31, 2005, and the two months ended December 31, 2004, and for the period from November 1, 2004 (date of inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception and has accumulated a deficit during its development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

December 11, 2006
Seattle, Washington

BETTER BIODIESEL, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005	December 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$173,816	$—	$—
Prepaid expenses	18,377	—	—
Total current assets	192,193	—	—

Property and Equipment, net	264,747	137,172	—
Deposits	5,500		—
Total assets	$462,440	$137,172	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$137,527	$—	$—
Due to related party	—	189,119	1,300
Total current liabilities	137,527	189,119	1,300

Stockholders’ Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issue	—	—	—
Common stock, no par value, 200,000,000 shares authorized, 30,500,001, zero, and zero, respectively, issued and outstanding	797,713	—	—
Deficit accumulated during the development stage	(472,800)	(51,947)	(1,300)
Total stockholders’ equity (deficit)	324,913	(51,947)	(1,300)
Total liabilities and stockholders’ equity (deficit)	$462,440	$137,172	$—

See Notes to Financial Statements

BETTER BIODIESEL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
From Inception (November 1, 2004) through September 30, 2006

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005	From Inception on November 1, 2004 Through December 31, 2004	From Inception on November 1, 2004 Through September 30, 2006
Sales	$—	$—	$—	$—
Operating Expenses
Depreciation	16,583	1,653	—	18,236
Marketing	106,778	2,975	—	109,753
Payroll	73,471	16,825	1,300	91,596
Research and development	26,544	2,295	—	28,839
General and administrative	190,810	26,899	—	217,709
Total operating expenses	414,186	50,647	1,300	466,133

Loss from operations	(414,186)	(50,647)	(1,300)	(466,133)
Interest (expense)	(6,667)	—	—	(6,667)
Net Loss	$(420,853)	$(50,647)	$(1,300)	$(472,800)

Basic net loss per common share	$(0.18)	$(0.02)	$(0.00)

Weighted average basic shares outstanding	2,342,491	2,089,863	2,001,230

See Notes to Financial Statements

BETTER BIODIESEL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (November 1, 2004) through September 30, 2006
(Common stock restated to reflect two-for-one reverse split)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Total
At inception November 1, 2004	—	$—	2,000,000	$—	$—	$—
Dec. 31, 2004 - Sale of Common Shares at $0.50 per pre-split share	—	—	75,000	—	—	—
Net loss for the two months ended December 31, 2004	—	—	—	—	(1,300)	(1,300)
Balance at December 31, 2004	—	—	2,075,000	—	(1,300)	(1,300)
May 31, 2005 - Sale of Common Shares at $0.50 per pre-split share	—	—	25,000	—	—	—
Dec. 31, 2005 - Sale of common shares at $0.50 per pre-split share	—	—	50,000	—	—	—
Net loss for the year ended December 31, 2005	—	—	—	—	(50,647)	(50,647)
Balance at December 31, 2005	—	—	2,150,000	—	(51,947)	(51,947)
Aug. 15, 2006 - Sale of Common shares at $0.50 per pre-split share	—	—	12,500	—	—	—
Aug. 31, 2006 - Common shares returned andcancelled in exchange for two former subsidiaries	—	—	(162,500)	—	—	—
Sept. 29, 2006 - Share arising in reverse of stock split	—	—	1	—	—	—
Sept. 29, 2006 - Common shares issued upon conversion of note payable at merger	—	—	1,500,000	506,667	—	506,667
Sept. 29, 2006 - Common shares issued to former LLC Member of Domestic exchange for cash and property Energy Partners, LLC in contributions to DEP	—	—	5,250,000	291,046	—	291,046
Sept. 29, 2006 - Other common shares issued at merger	—	—	21,750,000	—	—	—
Net loss for the nine month period ended September 30, 2006	—	—	—	—	(420,853)	(420,853)
Balance at September 30, 2006	—	$—	30,500,001	$797,713	$(472,800)	$324,913

No amounts are shown for the sales of common shares through Aug. 15, 2006, or the cancellation of shares on Aug. 31, 2006, since such transactions occurred while the Company was operating as Mountain States Holdings, Inc.

See Notes to Financial Statements

BETTER BIODIESEL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
From Inception (November 1, 2004) through September 30, 2006

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005	For the Two Months Ended December 31, 2004	From Inception on November 1, 2004 Through September 30, 2006
Cash Flows From Operating Activities
Net loss	$(420,853)	$(50,647)	$(1,300)	$(472,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16,583	1,653	—	18,236
Changes in operating assets and liabilities				—
Increase in prepaid expenses	(18,377)	—	—	(18,377)
Increase in deposits	(5,500)	—	—	(5,500)
Increase in accounts payable and accrued expenses	144,194	—	—	144,194
Net cash used in operating activities	(283,953)	(48,994)	(1,300)	(334,247)

Cash Flows From Investing Activities
Purchases of property and equipment	(144,158)	—	—	(144,158)

Cash Flows From Financing Activities				—
Proceeds from related party for company expenses, net	101,927	48,994	1,300	152,221
Proceeds from related party notes payable	500,000	—	—	500,000
Net cash provided by financing activities	601,927	48,994	1,300	652,221
Net Increase In Cash and Cash Equivalents	173,816	—	—	173,816
Cash and Cash Equivalents, beginning of period	—	—	—	—
Cash and Cash Equivalents, end of period	$173,816	$—	$—	$173,816

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities Contribution of airplane by related party	$—	$138,825	$—	$138,825
Conversion of related party note payable and accrued interest to common stock	$506,667	—	—	$506,667
Conversion of contributions of cash and airplane by related party to common stock	$291,046	—	—	$291,046

See Notes to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Description of Business

Better Biodiesel, Inc., (“the Company”) is a Colorado corporation and is a “C” corporation for federal income tax purposes.  The Company was known as Mountain State Holdings, Inc., (“MSH”) until September 20, 2006, when it was renamed in anticipation of a merger on September 29, 2006, when it acquired all of the LLC Member Units of Domestic Energy Partners, LLC, (“DEP”), a Utah limited liability corporation.  The previous assets and liabilities of MSH were spun off to two stockholders in August 2006 in exchange for the return of common shares.  At the time of the acquisition of DEP, the Company had zero assets and zero liabilities.  It had 2,000,001 shares of common stock issued and outstanding carried at zero value.

The merger of the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  The assets and liabilities of DEP are presented in the consolidated balance sheets at book value.  The historical operations presented in the Company’s Consolidated Statements of Operations are those of DEP.

DEP was organized as a limited liability corporation on May 18, 2005, although it had commenced operations in November 2004.  Therefore, November 1, 2004, is considered to be its effective date of inception.  DEP was organized to develop alternative fuel sources, particularly the manufacture and distribution of bio-diesel products.  DEP has no revenues to date and has been considered a development stage company since its inception (see Note 7).  DEP comprises the Company’s sole subsidiary and operations and the management of DEP and the Company are the same.  The Company’s headquarters is in Orem, Utah.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and all intercompany balances and transactions have been eliminated.

Note 2.  Going Concern

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying financial statements, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital.  To support the Company’s operations for the next year, management has plans to raise between $8 and $9 million in capital by a combination of stockholder loans and private placements.  There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3.  Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.  The following policies are considered to be significant.

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain liquid investments with original maturities of less than three months.  On occasion, the Company has cash balances in excess of federal insurance limits.  No cash has ever been paid for interest expense or income tax.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and accounts payable and accrued expenses.  The fair value of all financial instruments approximates the recorded value based on the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly.  Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.  Property and equipment consisted of the following:

Asset Class	Life	September 30, 2006	December 31, 2005	December 31, 2004
Airplane	7 years	$138,825	$138,825	$—
Equipment	5 years	44,158	—	—
Construction in Process	n/a	100,000	—	—
Less — Accumulated Depreciation		(18,236)	(1,653)	—
Net Property and Equipment		$264,747	$137,172	$—

Depreciation expense for the nine months ended September 30, 2006, for the year ended December 31, 2005, and for the two months ended December 31, 2004, was $16,583, $1,653, and $0, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s management does not believe that any of the Company’s long-lived assets were impaired as of September 30, 2006.

Revenue Recognition

The Company has had no revenues to date.  Sales of its product will be recognized when delivered to customers.

Advertising

Advertising costs, which are included in Marketing expense, are expensed as they are incurred.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates.  A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As a result of the merger described in Note 6, at September 30, 2006, there are no material net operating tax losses available to the Company.

Loss Per Share

Potential common shares are those issuable upon the conversion or exercise of other potentially dilutive securities such as preferred stock, options, and warrants.  In these financial statements only basic loss per share is shown because there are no other potentially dilutive securities issued or outstanding.

The calculation of weighted average basic shares outstanding reflects a two-for-one reverse stock split in September 2006.  The accompanying financial statements are presented on a post-split basis.  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period.

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statement as of January 1, 2007.  The Company has not yet determined the affect of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe the application FAS 157 will change its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”).  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company does not believe that FAS 158 will have any effect on its financial statements.

Note 4.  Related Party Transactions

Prior to the merger of the Company and DEP, the Company’s Chief Executive Officer, who was an LLC member of DEP, contributed net cash of $152,221 to fund the operations of DEP and contributed an airplane valued at $138,825 to DEP.  He received common stock of the Company in the merger in exchange for these contributions.

Another party who became a stockholder of the Company in the merger loaned money to DEP under a convertible note.  The note and the accrued interest thereon totaling $506,667 were converted to common stock of the Company at the merger.

Two DEP LLC members who became stockholders of the Company were paid $40,000 for consulting services prior to the merger.

Note 5.  Nonmonetary Transactions Prior to Merger

Prior to the merger of the Company and DEP, two persons contributed future services and two persons contributed future services and processing development rights to DEP in the Form of an assignment (also signed by the Company’s CEO) of an application for a patent on the Company’s core technology in exchange for LLC member units.  The Company determined that the value of these contributions was insignificant because of the highly speculative nature of the DEP development process at that time.  All of these persons became stockholders of the Company in the merger.  The first two persons contributing future services referred to above are the two DEP LLC members paid $40,000 referred to in Note 4.

Note 6.  The Merger and Stockholders’ Equity

On September 29, 2006, the Company acquired all the operations of DEP in exchange for 28,500,000 shares of the Company’s no par value common stock, as follows:

•                  5,250,000 shares issued to the Company’s CEO in exchange for cash and property contributed to DEP;

•                  1,500,000 shares issued upon conversion of note payable by DEP; and

•                  21,750,000 shares issued to other parties, including LLC members of DEP

As a result of this merger, the Company became the sole LLC member of DEP.

As of the effective date of inception of DEP’s development stage (November 1, 2004), the Company, then operating as MSH, had 4,000,000 shares of its common stock issued and outstanding.  In August 2006, two former stockholders of MSH exchanged a total of 325,000 common shares for two former subsidiaries of MSH, which comprised all of the assets and liabilities of MSH.  The remaining common stock shares of MSH were then subject to a two-for-one reverse split, resulting in 2,000,001 shares of its common stock issued and outstanding at the time of merger.  These stockholders, combined with the new shares issued in the merger, comprise the 30,500,001 shares of the Company’s common stock issued and outstanding at September 30, 2006.  The Company is authorized to issue a total of 200,000,000 shares of common stock.

The Company also has 5,000,000 shares of no par value preferred stock authorized but none is issued.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

The Company left in place an incentive stock option plan established by MSH in 2002 but there are no stock grants issued or outstanding under the plan and the Company’s Board of Directors has not allocated any stock to the plan. The Company has not issued any other stock options or warrants.

A summary of the accounting for the merger of the Company and DEP follows (in thousands):

	BBD (formerly MSH)				DEP
	As of 9/29/06 before merger	Merger adj.		As of 9/29/06 after merger	As of 9/29/06 before merger	Merger adj.		As of 9/29/06 after merger	Consol. Adj.		BBD - Consol. Post- Merger
ASSETS:
Current assets	$0	$0		$0	$192	$0		$192	$0		$192
PPE & other assets	0	0		0	270	0		270	0		270
Due from subsidiary	0	507	(1)	507					(507	)(3)	0
Investment in subsidiary	0	(182	)(2)	(182)					182	(4)	0
TOTAL ASSETS	$0	$325		$325	$462	$0		$462	$(325)		$462

LIABILITIES & EQUITY:
LIABILITIES:
Current liabilities	$0	$0		$0	$138	$0		$138	$0		$138
Conv. note payb to related party					507	(507	)(1)	0	0		0
Advances from parent					0	507	(1)	507	(507	)(3)	0
TOTAL LIABILITIES	0	0		0	644	0		644	(507)		138

EQUITY:
BBD Stockholders’ Equity:
BBD Preferred Stock	0	0		0					0		0
BBD Common Stock	0	507	(1)	798					0		798
		291	(2)
BBD Retained Earnings (Deficit)	0	(473	)(2)	(473)					0		(473)
DEP Members’ Capital:
DEP Contrib. by LLC member					291	0	(5)	291	(291	)(4)	0
DEP Accumulated Deficit					(473)	0		(473)	473	(4)	0

TOTAL EQUITY	0	325		325	(182)	0		(182)	182		325

TOTAL LIAB. & EQUITY	$0	$325		$325	$462	$0		$462	$(325)		$462

Notes:

1.	Record the conversion of the DEP convertible note payable and accrued interest payable to 1,500,000 BBD common shares.

2.	Record the net book value of the net assets of DEP on the books of BBD.

3.	Eliminate intercompany advances.

4.	Eliminate BBD’s investment in DEP.

5.	Contributions by LLC Member:

	Cash - per consolidated statement of Cash Flows	$152

	Contribution of airplane to DEP	139

	Total	$291

Note 7.  Development Stage Operations

By virtue of its merger with DEP, which became its sole operations, the Company is considered to be in the development stage in accordance with the Financial Accounting Standards Board SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Since its inception, DEP has devoted substantially all of its time to raising capital, obtaining financing, and research and development activities.  Furthermore, DEP has had no revenues and has had recurring losses since its inception.

Total stockholders’ equity on the balance sheet includes the deficit accumulated during the development stage of $472,800 through September 30, 2006.

Note 8.  Commitments and Contingencies

Future minimum lease payments are as follows for the years ending September 30:

2007	$60,000
2008	35,000
$95,000

Note 9.  Subsequent Events

In November 2006, the Company entered into and prepaid a contract with an engineering firm for $20,000 to provide engineering services to the Company.

MOUNTAIN STATES HOLDINGS, INC.
(Renamed Better Biodiesel, Inc.
on September 20, 2006)

Financial Report

September 29, 2006

C  O  N  T  E  N  T  S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1 and 2

BALANCE SHEET	3
CONSOLIDATED STATEMENT OF OPERATIONS	4
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5
CONSOLIDATED STATEMENT OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mountain States Holdings, Inc.
(Renamed Better Biodiesel, Inc.)
Orem, Utah

We have audited the accompanying balance sheet of Mountain States Holdings, Inc. renamed Better Biodiesel, Inc., on September 20, 2006, as of September 29, 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the Company and its two former subsidiaries for the period from January 1, 2006 through September 29, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

1

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Holdings, Inc., (renamed Better Biodiesel, Inc.) as of September 29, 2006, and the consolidated results of the operations and cash flows for the Company and its two former subsidiaries for the period from January 1, 2006 through September 29, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, these are the financial statements of the Company showing its prior operations, which were spun-off to two stockholders in exchange for common shares.  All future financial statements of the Company, under the name Better Biodiesel, Inc., will show the operations of a new wholly-owned subsidiary it acquired on September 29, 2006.

/S/ PETERSON SULLIVAN PLLC

December 11, 2006
Seattle, Washington

2

MOUNTAIN STATES HOLDINGS, INC.
(Renamed Better Biodiesel, Inc.)

BALANCE SHEET
September 29, 2006

ASSETS

Total assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$—

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—
Common stock, no par value, 200,000,000 shares authorized, 2,000,001 issued and outstanding	—

Total stockholders’ equity	—

Total liabilities and stockholders’ equity	$—

See Notes to Consolidated Financial Statements

3

MOUNTAIN STATES HOLDINGS, INC.
(Renamed Better Biodiesel, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from January 1, 2006 through September 29, 2006

Fees from Loan Activities	$193,152
Cost of Loan Activities	62,293

Gross profit	130,859

Operating Expenses
Salaries, payroll taxes and benefits	130,949
Depreciation	8,558
Advertising and promotion	1,281
Rent expense	24,300
Other operating expense	74,622

Total operating expenses	239,710

Operating income (loss)	(108,851)

Other Income (Expenses)
Interest income	124
Interest (expense)	(3,950)

Total other income (expenses)	(3,826)

Net (Loss)	$(112,677)

Basic net loss per common share	$(0.05)

Weighted average basic shares outstanding	2,134,191

See Notes to Consolidated Financial Statements

4

MOUNTAIN STATES HOLDINGS, INC.
(Renamed Better Biodiesel, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 1, 2006 through September 29, 2006
(Common stock restated to reflect two-for-one reverse split)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	—	$—	2,150,000	$572,455	$187,837	$(573,563)	$186,729

Aug. 15, 2006 — Sale of common stock at $0.50 per pre-split share	—	—	12,500	12,500	—	—	12,500

Net loss for the period from January 1, 2006 through August 31, 2006	—	—	—	—	—	(112,677)	(112,677)

Aug. 31, 2006 — Common shares returned and cancelled in exchange for two former subsidiaries	—	—	(162,500)	(584,955)	(187,837)	686,240	(86,552)

Sept. 29, 2006 — Share arising in stock split	—	—	1	—	—	—	—

Balance at September 29, 2006	—	$—	2,000,001	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

5

MOUNTAIN STATES HOLDINGS, INC.
(Renamed Better Biodiesel, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from January 1, 2006 through September 29, 2006

Cash Flows From Operating Activities
Net loss	$(112,677)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,558
Changes in operating assets and liabilities
Increase in prepaid expenses	(28)
Increase in accounts payable, accrued expenses and other current liabilities	31,864

Net cash used in operating activities	(72,283)

Cash Flows From Financing Activities
Payments on capital leases and line of credit	(10,030)
Proceeds from sale of common stock	12,500
Cash distributed to stockholders in sale of subsidiaries	(12,653)

Net cash used in financing activities	(10,183)

Net Decrease In Cash and Cash Equivalents	(82,466)

Cash and Cash Equivalents, beginning of period	82,466

Cash and Cash Equivalents, end of period	$—

Interest paid on a cash basis	$3,950

Income tax paid on a cash basis	$—

See Notes to Consolidated Financial Statements

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Description of Business

Mountain States Holdings, Inc. (“the Company”) is a Colorado corporation and is a “C” corporation for federal income tax purposes.  The Company was renamed Better Biodiesel, Inc. (“BBD”) on September 20, 2006, in anticipation of a merger on September 29, 2006, when it acquired all of the LLC Member Units of Domestic Energy Partners, LLC, (“DEP”), a Utah limited liability corporation.  The Company had two wholly-owned subsidiaries comprising all of its assets and liabilities.  These subsidiaries were spun off to two stockholders on August 31, 2006, in exchange for the return of common shares.  At the time of the acquisition of DEP, the Company had zero assets and zero liabilities.  It had 2,000,001 shares of common stock issued and outstanding carried at zero value.

The statements of operations, stockholders’ equity, and cash flows in the financial statements show the consolidated results of the Company through the date of the spin-off of its two former subsidiaries, with all intercompany transactions eliminated.  The Company had no operations after August 31, 2006, through September 29, 2006.  The balance sheet in the financial statements is for the Company after the spin-off, immediately prior to its acquisition of DEP.

These are the final financial statements of the Company showing its prior operations.  All future financial statements, prepared under the name BBD, will show the operations of DEP as its new wholly-owned subsidiary.

Note 2.  Significant Accounting Policies

As of the balance sheet date, the Company had no assets, liabilities, or operations.  It had shares of common stock issued and outstanding but carried at zero value.  Consequently, the only significant accounting policies applicable to the Company are set forth below.

Income Taxes

As a result of the merger described in Note 1, at September 29, 2006, there are no material net operating tax losses available to the Company.

Loss Per Share

Potential common shares are those issuable upon the conversion or exercise of other potentially dilutive securities such as preferred stock, options, and warrants.  In these financial statements, only basic loss per share is shown because there are no other potentially dilutive securities issued or outstanding.

The calculation of weighted average basic shares outstanding reflects a two-for-one reverse stock split in September 2006.  The accompanying financial statements are presented on a post-split

7

basis.  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period.

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The Company has not yet determined the effect of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe the application FAS 157 will change its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”).  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company does not believe that FAS 158 will have any effect on its financial statements.

Note 3.  Related Party Transactions

In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 162,500 shares of the Company’s common stock.

Note 4.  Stockholders’ Equity

As of September 29, 2006, after the spin-off of the Company’s subsidiaries described in Note 3 and immediately prior to the merger described in Note 1, the Company had 2,000,001 shares of its common stock issued and outstanding.  The Company is authorized to issue a total of 200,000,000 shares of common stock.

The Company also has 5,000,000 shares of no par value preferred stock authorized but none is issued.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

8

Following the merger described in Note 1, the Company left in place an incentive stock option plan established in 2002.  No stock grants have been issued under the plan and the Company’s Board of Directors has not allocated any stock to the plan.  The Company has no other stock options or warrants issued or outstanding.

Note 5.  Subsequent Events

As described in Note 1, on September 29, 2006, the Company merged with DEP.  This merger is described in more detail in the financial statements for the Company, under the name BBD, as of September 30, 2006, and for the period from November 1, 2004 through that date.

9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Orem, Utah on December 29, 2006.

Registrant

BETTER BIODIESEL, INC.

By:	/s/ Ron Crafts
Ron Crafts
Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 29, 2006.

Signature	Title

/s/ Ron Crafts	Chairman, Chief Executive Officer and Chief Financial Officer
Ron Crafts

/s/ John Crawford	President, Chief Technology Officer and Director
John Crawford

/s/ Peter Kristensen	Vice President of Corporate Development and Director
Peter Kristensen

/s/ Briton McConkie	Vice President of Business Development and Director
Briton McConkie

/s/ David M. Otto	Director and General Securities Counsel
David M. Otto

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Attached

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Attached

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Attached

10.3	Assignment of Intellectual Property	Attached

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached