Form 10QSB
period 2006-12-31
BETTER BIODIESEL, INC
filed 2007-02-22
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of the Company’s common stock outstanding on February 14, 2007: 30,500,001

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

BETTER BIODIESEL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2006

INDEX

Index

Part I.	Financial Information
	Item 1.	Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited)

Condensed Consolidated Statement of Operations and Changes for the three month periods ended December 31, 2006 and December 31, 2005 and for the Period from Inception (November 1, 2004) through December 31, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three month periods ended December 31, 2006 and December 31, 2005 and for the Period from Inception (November 1, 2004) through December 31, 2006 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Controls and Procedures

Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Better Biodiesel, Inc.’s (the “Company” or “Better Biodiesel”) 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company’s business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company’s ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.     FINANCIAL STATEMENTS.

BETTER BIODIESEL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2006

(Unaudited)

December 31, 2006
ASSETS

Current Assets
Cash and cash equivalents	$27,792
Total current assets	27,792

Property and Equipment, net	418,422
Deposits	25,500
Total assets	$471,714

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$439,239
Advances Payable	287,373
Total current liabilities	726,612

Stockholders’ Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—
Common stock, no par value, 200,000,000 shares authorized, 30,500,001, issued and outstanding	797,713
Deficit accumulated during the development stage	(1,052,611)
Total stockholders’ (deficit)	(254,898)
Total liabilities and stockholders’ (deficit)	$471,714

BETTER BIODIESEL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended December 31, 2006 and December 31, 2005 and

For the Period from Inception (November 1, 2004) through December 31, 2006

(Unaudited)

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005	From Inception on November 1, 2004 Through December 31, 2006
Sales	$—	$—	$—
Operating Expenses
Depreciation	9,771	1,653	28,007
Marketing	69,287	2,975	179,040
Payroll	82,330	6,950	173,926
Research and development	33,508	—	62,347
General and administrative	378,523	2,310	596,232
Total operating expenses	573,419	13,888	1,039,552
Loss from operations	(573,419)	(13,888)	(1,039,552)
Interest (expense)	(6,392)	—	(13,059)
Net Loss	$(579,811)	$(13,888)	$(1,052,611)

Basic net loss per common share	$(0.02)	$(0.01)
Weighted average basic shares outstanding	30,500,001	2,100,550

BETTER BIODIESEL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended December 31, 2006 and December 31, 2005 and

For the Period from Inception (November 1, 2004) through December 31, 2006

(Unaudited)

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005	From Inception on November 1, 2004 Through December 31, 2006
Cash Flows From Operating Activities
Net loss	$(579,811)	$(13,888)	$(1,052,611)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,771	1,653	28,007
Amortization of debt discount	4,888		4,888
Changes in operating assets and liabilities
Increase in prepaid expenses	18,377	—	—
Increase in deposits	(20,000)	—	(25,500)
Increase in accounts payable and accrued expenses	301,712	—	445,906
Net cash used in operating activities	(265,063)	(12,235)	(599,310)

Cash Flows From Investing Activities
Purchases of property and equipment	(163,446)	—	(307,604)

Cash Flows From Financing Activities
Proceeds from related party for company expenses, net	—	12,235	152,221
Proceeds from related party notes payable			500,000
Proceeds from advance	282,485	—	282,485
Net cash provided by financing activities	282,485	12,235	934,706
Net Increase In Cash and Cash Equivalents	(146,024)	—	27,792
Cash and Cash Equivalents, beginning of period	173,816	—	—
Cash and Cash Equivalents, end of period	$27,792	$—	$27,792

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane by related party	$—	$—	$138,825
Conversion of related party note payable and accrued interest to common stock	$—	$—	$506,667

Conversion of contributions of cash and airplane by related party to common stock	$—	$—	$291,046

Note 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on January 2, 2007.  Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

Note 2.  GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2006, the Company has sustained losses and relies on advances and loans from owners and sales of shares of its equity for operating capital.  Additionally, the Company has sustained additional operating losses for the three months ended December 31, 2006 of approximately $580,000.  To support the Company’s operations for the next 12 months and its plans to expand its operations, management plans to raise between $8 and $9 million in capital by a combination of stockholder loans and private placements.  There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3.  ADVANCES

During November 2006 the Company received an advance of $100,000 from a current shareholder in anticipation of negotiating and executing a promissory note during the second quarter.  The advance bears interest at an annual interest rate of 6.0%.  It is anticipated that the note will mature 12 months after execution of the agreement.  During December 2006 the Company received an advance of $200,000 at an annual interest rate of 10% from an independent investor in anticipation of negotiating and executing an agreement to issue a subordinated convertible debenture which is anticipated to mature at March 31, 2007.  Financing costs of $17,515 were paid and booked as a discount to the amount received.  The financing costs are being amortized from December 2006 through March of 2007.  Amortization of $4,888 is included in interest expense for the three month period ended December 31, 2006.  In February of 2007 the agreements were executed (see Note 4).

Note 4.  SUBSEQUENT EVENTS

In January 2007 the Company hired Gary Crook as its new CFO and filed an 8-K with the SEC on January 29, 2007.

During February 2007 the Company’s CFO (who remains a partner in Tatum, LLC) engaged a Tatum, LLC resource to assist in completing the filing of the Company’s 10-QSB for the period ending December 31, 2006.  The cost of the engagement to the Company is anticipated to total $4,110.

In February 2007 the Company completed negotiations and executed an agreement to exchange a $100,000 advance from an existing shareholder for a note payable.  The note carries an annual interest rate of 6% and will mature at the earlier of a private placement of at least $3 million or 12 months.  In addition, warrants to purchase 5,000 shares of common stock were issued with an exercise price of $5.00 for a two year exercise period.

Also in February 2007 the Company completed negotiations and executed an agreement to exchange a $200,000 advance for a subordinated convertible debenture.  The debenture matures at March 31, 2007 and bears an annual interest rate of 10%.  At maturity the Company has the option to convert the debenture into shares of the Company’s common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price.  Warrants to purchase 3,125 shares of the Company’s common stock at an exercise price of $8.00 with an exercise period of 3 years were issued to the debenture holder.  In addition “cashless” warrants were issued to purchase 3,200 shares of the Company’s common stock at $5.00 with an exercise period of 5 years to an outside party as reimbursement for helping execute the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the quarterly period ended December 31, 2006 may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company’s business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company’s ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Organization and Business - Better Biodiesel, Inc. (f/k/a Mountain States Holdings, Inc. (“Mountain States”)) was incorporated as a Colorado corporation in November 1990 under the name Slam Dunk Enterprises, Inc. and was inactive until May 1998 when it commenced its business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the corporation filed articles of amendment with the Colorado Secretary of State, changing the Company’s name to Mountain States Lending, Inc., and during September

2002 changed the name again, to Mountain States Holdings, Inc.  During September 2002, the corporation formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”) and on December 31, 2002, it transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company’s common stock.  In September 2006, the Company entered into a the Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP.  On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

The share exchange of the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  Thus, in the Financial Statements of the Company included in this Form 10-QSB, which present the Company as being in the development stage, the assets and liabilities in the consolidated balance sheets are the book values of DEP’s assets and liabilities and the operations in the consolidated statement of operations are the operations of DEP.  Further, unless obvious from the context that they refer to Mountain States, operational and financial data presented elsewhere in this Form 10-QSB refer to DEP, as the Company’s sole and wholly-owned subsidiary.  Also included in this Form 10-QSB are Financial Statements for Mountain States for its fiscal years ending December 31, 2005, and 2004, and for the period from January 1, 2006 through September 29, 2006.  These financial statements show the former operations of the Company and are the final Financial Statements of the Company presented in this form.

DEP was organized as a limited liability corporation on May 18, 2005, although it had commenced operations in November 2004.  Therefore, November 1, 2004, is considered to be its effective date of inception.  DEP was organized to develop alternative fuel sources, particularly the manufacture and distribution of bio-diesel products.  DEP has no revenues to date and has been considered a development stage company since its inception.  DEP comprises the Company’s sole subsidiary and operations and the management of DEP and the Company are the same.  The Company’s headquarters is in Spanish Fork, Utah.

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

We had a net loss of $579,811 for the quarter ended December 31, 2006.  We had net loss of $13,888 for the quarter ended December 31, 2005 and $1,052,611 for the period from inception on November 1, 2004 through December 31, 2006.  Management believes that the net loss in 2006 is not readily comparable with that of 2005 and 2004 given our increased expenses in connection with the acquisition of Mountain States, the additional costs of operating a publicly reporting company, and increased investment into research, development and infrastructure for our continuous manufacturing plant and production models, equipment and storage tanks for the quarter ended December 31, 2006.

Our operating expenses were $573,419 for the quarter ended December 31, 2006 and $13,888 and $1,039,552 for the quarter ended December 31, 2005 and for the period from inception on November 1, 2004 through December 31, 2006, respectively.  We have financed our operations through various private equity and debt transactions.  The respective increases in our operating expenses are due to our significant expansion in operating capacity.

REDD Engineering - In November 2006, the Company engaged REDD Engineering & Construction, Inc. (“REDD”) of Salt Lake City, Utah to perform engineering and consulting services to assist in expanding operations at the Company’s current plant site in Spanish Fork, Utah and in creating additional sites. In connection with the engagement, the Company provided REDD a $20,000.00 retainer for its services.  REDD is an engineering, procurement and construction company that provides planning, management and consulting services for projects from the initial concept phase through to the operation and maintenance of plants. Projects are provided for industrial and institutional clients involving engineered processes, facilities, or technology-based products.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the valuation of equity related instruments issued and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Accounting for Derivatives — As of December 31, 2006, the Company has no convertible debt, options, warrants or other contracts with derivative characteristics.  The Company will evaluate any future convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Share-based compensation - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  During the quarter ended December 31, 2006, there were no outstanding options or warrants.

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

                The Company’s working capital was a deficit of $698,820 for the quarter ended December 31, 2006 compared with a deficit of $189,119 for the quarter ended December 31, 2005.

                Net cash used in operating activities during the quarter ended December 31, 2006 was $265,063 compared with $12,235 for the quarter ended December 31, 2005 and $599,310 from inception on November 1, 2005 through December 31, 2006.

Cash used in investing activities was $163,446 for the quarter ended December 31, 2006.  No amounts were used in investing activities for the quarter ended December 31, 2005.  Cash used in investing activities was $307,604 for the period from inception on November 1, 2004 through December 31, 2006.

                Cash was provided from financing activities in the amount of $282,485 for the quarter ended December 31, 2006 as compared with $12,235 for the quarter ended December 31, 2005 and $934,706 for the period from inception on November 1, 2004 through December 31, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Better Biodiesel, Inc., a Colorado corporation (“Better Biodiesel”, “BBD” or the “Company”), is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  The Company is currently not aware of any pending legal proceedings to which the Company may become a party that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.   See Item 5 for sales of equity securities subsequent to December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

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

Entry Into a Material Definitive Agreement

In January 2007, the Board of Directors of the Company appointed Gary Crook as its Chief Financial Officer.  Pursuant to the terms of the employment agreement as approved by the Company’s Board of Directors, Mr. Crook shall receive a salary of One Thousand Dollars ($1,000) per diem or One Hundred Thirty Seven Dollars and Fifty Cents ($137.50) per hour if less than a day is worked.  Additionally, Mr. Crook shall receive equity in the Company in the form of options or warrants equal to one percent (1%) of the Company’s issued and outstanding stock as of January 22, 2007, with an exercise price equal to the closing price of the Company’s stock quoted on the Over the Counter Bulletin Board as of that day.  The vesting of such has not been determined.  Mr. Crook will be entitled to a cash bonus at the discretion of the Board of Directors.  During the course of his employment with the Company, Mr. Crook will continue to remain a Partner with Tatum, LLC.  As CFO, Mr. Crook shall serve as such until the earlier of (i) his resignation, (ii) his termination by the Company or (iii) his death or disability.  Mr. Crook is a Partner in the Salt Lake City practice off Tatum, LLC, whose twenty-five year career includes serving as the Chief Financial and Controller in public, foreign and privately held companies in the business services, healthcare and retail segments.  His professional accomplishments include coordinating the $4 million acquisition of a radio station and helping take public SOS Staffing Services, a temporary staffing and consulting firm.  He has led two follow-on equity offerings and a private debt placement, raising over $100 million.  He is also a director and chairman of the audit committee for Q Comm International, Inc., an electronic prepaid transaction processor headquartered in Utah (QMMI.PK).  Mr. Crook holds both a B.S. in Business Economics and Masters in Business Administration from the University of Utah.

In January 2007, the Company entered into an agreement with TSG, LLC (“TSG”) for executive recruiting services. Pursuant to the terms of the engagement agreement, the Company is obligated to pay compensation based on first-year compensation of the placed executives. Additionally, pursuant to the placement of a Chief Executive Officer to the Company, TSG shall receive a “Search Fee” of $120,000.00, payable in three (3) installments of common stock worth $40,000.00 each.

Subsequent Events

On or around November 15, 2006, a stockholder of the Company advanced the Company $100,000.00 with an understanding that the advance was a loan from the stockholder with a 6% interest per annum and that the parties would later negotiate and execute an agreement memorializing the terms and conditions of the loan.  In February 2007, pursuant to Section 4(2) of the Securities Act, the Company and the stockholder executed a Loan Agreement, which included a Promissory Note and Warrant, in order to memorialize the terms of the advancement.

In December 2006, National Real Estate Solutions Group Inc. (“National Real Estate”) advanced the Company $200,000.00 at an agreed upon interest rate of 10% with an understanding that the Company and National Real Estate would later negotiate a securities purchase agreement.  On February 15, 2007, pursuant to Section 4(2) of the Securities Act, the Company issued a convertible debenture and warrants in exchange for $200,000 (the “Debenture”) from National Real Estate (the “Debenture Financing”).  The Debenture has a maturity date of March 31, 2007 (the “Maturity Date”). At the Maturity Date, at the sole option of the Company, all principal and any accrued interest due on this Debenture (the “Convertible Amount”) may be converted to common shares of the Company’s common stock at a share price equal to the greater of (i) Five Dollars ($5) or (ii) seventy-five percent (75%) of the most current 10-day trailing average bid price (the “Conversion Price”).  The 10% interest payment may be converted to common stock at the Conversion Price or in cash, also at the Company’s option.

Additionally, pursuant to the Debenture Financing, the Company also issued to National Real Estate warrants to purchase 3,125 shares common stock of the Company at an exercise price of $8.00, which expire three years from the date of issuance if not exercised.

In connection with the financing, pursuant to Section 4(2) of the Securities Act, the Company also issued “cashless” warrants to Source Capital Group, Inc. to purchase 3,200 shares at $5.00 with a 5 year exercise period as a placement agent fee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB.

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 22, 2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 22, 2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.4	Employment Letter with Gary Crook	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 29, 2007

10.5	Agreement with TSG-LLC	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

 (b)  Form 8-K Filings

During the period ended December 31, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported*
October 19, 2006 (filed October 30, 2006)	4.01and 9.01
October 27, 2006 (filed November 1, 2006)	4.01, 5.03, 9.01
October 27, 2006 (filed November 16, 2006)	4.01, 5.03, 9.01
September 29, 2006 (filed December 18, 2006)	2.01, 3.02, 5.01, 5.02 and 9.01
September 29, 2006 (filed December 28, 2006)	2.01, 3.02, 5.01, 5.02 and 9.01
January 24, 2007 (filed January 29, 2007)	5.02 and 9.01

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER BIODIESEL, INC.
(Name of Registrant)

February 21, 2007	By:	/s/ Ron Crafts
Ron Crafts
Chief Executive Officer