Form 10QSB
period 2007-03-31
BETTER BIODIESEL, INC
filed 2007-05-18
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(801) 990-2810
(Registrant's telephone no., including area code)

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

The number of shares of the Company's common stock outstanding on May 11, 2007: 30,845,001

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

BETTER BIODIESEL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

INDEX

Index

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)	4

	Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2007 and March 31, 2006 and for the Period from Inception (November 1, 2004) through March 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2007 and March 31, 2006 and for the Period from Inception (November 1, 2004) through March 31, 2007 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Controls and Procedures	14

Part II.	Other Information

	Item 1. Legal Proceedings	14
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
	Item 3. Defaults Upon Senior Securities	15
	Item 4. Submission of Matters to a Vote of Security Holders	15
	Item 5. Other Information	15
	Item 6. Exhibits	17

Signatures		19

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Better Biodiesel, Inc.’s (the “Company” or “Better Biodiesel”) 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

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

BETTER BIODIESEL, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
(Unaudited)

March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$149,443
Employee advances	8,000
Total current assets	157,443
Property and equipment, net	400,484
Deposits	25,500
Total assets	$583,427
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$784,691
Notes payable	284,904
Advances payable, related party	75,000
Advances payable, other	149,990
Total current liabilities	1,294,585

Stockholders' Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized,
30,500,001, issued and outstanding	797,713
Additional paid in capital	59,624
Deficit accumulated during the development stage	(1,568,495)
Total stockholders' (deficit)	(711,158)
Total liabilities and stockholders' (deficit)	$583,427

See Notes to Consolidated Financial Statements

BETTER BIODIESEL, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended March 31, 2007 and March 31, 2006 and
For the Period from Inception (November 1, 2004) through March 31, 2007
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Six Months Ended March 31, 2007	For the Six Months Ended March 31, 2006	From Inception on November 1, 2004 Through March 31, 2007
Sales	$11,925	$-	$11,925	$-	$11,925
Operating Expenses
Depreciation	62,722	-	72,493	1,653	90,729
Marketing	3,492	37,586	72,779	40,561	182,532
Research and development	2,294	6,100	35,802	6,100	64,641
General and administrative	380,526	6,850	841,379	16,110	1,150,684
Total operating expenses	449,034	50,536	1,022,453	64,424	1,488,586
Loss from operations	(437,109)	(50,536)	(1,010,528)	(64,424)	(1,476,661)
Interest (expense)	(78,775)	-	(85,167)	-	(91,834)
Net Loss	$(515,884)	$(50,536)	$(1,095,695)	$(64,424)	$(1,568,495)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Weighted average basic and diluted shares outstanding	30,500,001	2,150,000	30,500,001	2,125,000

See Notes to Consolidated Financial Statements

BETTER BIODIESEL, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods ended March 31, 2007 and March 31, 2006 and For the Period from Inception (November 1, 2004) through March 31, 2007
(unaudited)

	For the Six Months Ended March 31, 2007	For the Six Months Ended March 31, 2006	From Inception on Nov. 1, 2004 Through March 31, 2007
Cash Flows from Operating Activities
Net loss	$(1,095,695)	$(64,424)	$(1,568,495)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	72,493	1,653	90,729
Amortization of debt discount	4,888	-	4,888
Changes in operating assets and liabilities	-	-
Change in prepaid expenses	18,377	(4,870)	-
Change in employee advances	(8,000)	-	(8,000)
Change in deposits	(20,000)	-	(25,500)
Change in accounts payable and	-	-	-
accrued expenses	647,164	-	791,358
Net cash used in operating activities	(380,773)	(67,641)	(715,020)
Cash Flows from Investing Activities
Purchases of property and equipment	(208,230)	-	(352,388)
Cash Flows from Financing Activities
Proceeds from related party for company
expenses, net	75,000	67,641	227,221
Proceeds from notes payable	284,904	-	284,904
Additional paid in capital	59,624	-	59,264
Proceeds from related party notes payable	-	-	500,000
Proceeds from advance	145,102	-	145,102
Net cash provided by financing
activities	564,630	67,641	1,216,851
Net Change In Cash and Cash Equivalents	(24,373)	-	149,443
Cash and Cash Equivalents, beginning of period	173,816	-	-
Cash and Cash Equivalents, end of period	$149,443	$-	$149,443
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane by related party	$-	$138,825	$138,825
Conversion of related party note payable and accrued
interest to common stock	$-	$-	$506,667
Conversion of contributions of cash and airplane
by related party to common stock	$-	$-	$291,046

See Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Note 1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on January 2, 2007. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.

Note 2. GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2006, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the six months ended March 31, 2007 of $1,095,695.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. NOTES PAYABLE

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners in anticipation of negotiating and executing a promissory note. In February of 2007 a note payable was executed in exchange for the advance. The interest rate on the note is 6% per annum. Principal and accrued interest are due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million. Warrants to purchase 5,000 shares of the Company’s common stock were issued to the investor in conjunction with the execution of the note. The warrants have an exercise of $5.00 per share and expire in February of 2009. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.83% resulting in a value of $4.17 per warrant. The valuation has been taken as a $17,253 discount on the note payable of which $1,369 has been expensed as interest.

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group in anticipation of negotiating and executing a debt agreement. Financing costs of $17,515 were paid and expensed as such. In February of 2007 a convertible debenture was executed in exchange for the advance. The debenture matured at March 31, 2007 and had accrued interest of $20,000. At maturity the Company has the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price. The Company has valued the beneficial conversion feature at $13,860 and taken that amount as a discount on the debenture. Warrants to purchase 3,125 shares of the Company’s common stock at an exercise price of $8.00 with an exercise period of 3 years were issued to the debenture holder. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.73% resulting in a value of $4.44 per warrant. The valuation has been taken as a $13,860 discount on the debenture. The value of the warrants and the beneficial conversion feature were recorded as a debt discount and amortized over the life of the loan. As of March 31, 2007, the maturity date, the debt discount was fully amortized to interest. The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company is considering additional negotiations (see Note 7).

In addition, warrants were issued to purchase 3,200 shares of the Company’s common stock at $5.00 with an exercise period of 5 years to an outside party for services rendered. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.68% resulting in a value of $4.86 per warrant. The valuation of $15,549 was expensed when the services were incurred.

Note 4. ADVANCES

During March of 2007 an investor wired the Company $149,990 in anticipation of executing an agreement to purchase common stock in a private placement. These funds were part of the private placement of $690,000 (see Note 7).

During the quarter ending March 31, 2007 Ron Crafts, the Company’s Chief Executive Officer, advanced the Company $75,000. Interest is being accrued at 8% per annum. The Company intends to repay the advance shortly after the completion of a private placement commenced in May of 2007 (see note 7).

Note 5. CONTINGENCY

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered. The value of these services were deemed to be $120,000 (based on the closing price of shares on the grant date). As of March 31, 2007, the shares have not been issued, but a liability has been recorded and is included in accounts payable and accrued expenses at March 31, 2007.

Note 6. SALES

In March of 2007 the Company sold 4,500 gallons of biodiesel fuel to a potential customer as part of negotiating a letter of intent for Better Biodiesel to deliver fuel in the future. The purpose of the delivery was for the potential customer to run tests of the fuel in actual driving conditions and in the laboratory. The Company received $11,925 in revenue for delivering the fuel.

Note 7. SUBSEQUENT EVENTS

During April 2007 the Company’s CFO (who remains a partner in Tatum, LLC) engaged a Tatum, LLC resource to assist in completing the filing of the Company’s 10-QSB for the period ending March 31, 2007. The cost of the engagement to the Company is anticipated to total $4,200.

The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company is considering additional negotiations.

In May of 2007, the Company completed a private placement where 345,000 shares of restricted common stock were sold at $2 per share. Total proceeds received amounted to $690,000. Investors in the private placement also received warrants to purchase 345,000 share of common stock at $2.65 per share. The warrants are “cashless” and expire in five years. Both the common shares and warrants have certain price adjustment provisions in the event of certain, subsequent issuances of securities. Ron Crafts, the Company’s CEO, invested $82,000 in this offering and Gary Crook, the Company’s CFO, invested $50,000. The company has not yet completed its valuation of the warrants for purposes of allocation.

The Company is currently in the process of finalizing the issuance of 60,000 shares of restricted common stock at $2.00 per share and warrants to purchase 60,000 shares of common stock at $2.65 per share in exchange for raw material inventory (feedstock), storage tanks and consulting services cumulatively valued at $120,000. The warrants are “cashless” and expire in five years. The Company has not yet completed its valuation of the warrants for purposes of allocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the quarterly period ended December 31, 2006 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Organization and Business - Better Biodiesel, Inc. (f/k/a Mountain States Holdings, Inc. (“Mountain States”)) was incorporated as a Colorado corporation in November 1990 under the name Slam Dunk Enterprises, Inc. and was inactive until May 1998 when it commenced its business of providing first and second mortgage financing under the name of Mountain States Lending, Inc. During January 2001, the corporation filed articles of amendment with the Colorado Secretary of State, changing the Company's name to Mountain States Lending, Inc., and during September 2002 changed the name again, to Mountain States Holdings, Inc. During September 2002, the corporation formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”) and on December 31, 2002, it transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary. In August 2006, all of the Company's assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company's common stock. In September 2006, the Company entered into a the Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP. On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

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

DEP was organized as a limited liability corporation on May 18, 2005, although it had commenced operations in November 2004. Therefore, November 1, 2004, is considered to be its effective date of inception. DEP was organized to develop alternative fuel sources, particularly the manufacture and distribution of bio-diesel products. DEP has no revenues to date and has been considered a development stage company since its inception. DEP comprises the Company's sole subsidiary and operations and the management of DEP and the Company are the same. The Company's headquarters is in Spanish Fork, Utah.

PLAN OF OPERATION

During the next 12-month period the Company intends to focus on (1) bringing its current 3 million gallon per year processor on line for continuous production (2) developing its customer base, particularly among fuel distributors, (3) securing long-term, reliable supplies of cost-effective feedstock (e.g. soy and canola oils, animal fats) from agricultural companies and farmer co-ops, (4) expanding its biodiesel production capacity at its existing production facility Spanish Fork, Utah, plant and evaluating locations for an additional production facility in the central geographic region of the United States, for which the Company has engaged REDD Engineering & Construction, Inc., to manage the Company’s production plant expansion and installation, and (5) forging strategic relationships with energy and agricultural firms. In order to execute this plan, the Company will need to raise addition capital through debt or equity financing.

Management believes that the Company’s proprietary biodiesel production technology result in high volume output, reduced space requirements and lower equipment costs. Furthermore, the Company’s technology produces biodiesel fuel product that consistently meets the ASTM D-6751 standards for one hundred percent (B100) biodiesel fuel. The purity level of the finished fuel is such that it needs no post reaction processing and therefore no wastewater or other treatment is required.

We had a net loss of $515,884 for the quarter ended March 31, 2007 compared to a net loss of $50,536 for the same period a year ago. We had a net loss of $1,095,695 for the six months ended March 31, 2007 compared a net loss of $64,424 for the same period a year ago. The loss from inception (November1, 2004) through March 31, 2007 totaled $1,568,495. Management believes that the net loss in the current fiscal year is not readily comparable with that of prior periods given our increased expenses in connection with the acquisition of Mountain States, the additional costs of operating a publicly reporting company, and increased investment into research, development and infrastructure for our continuous manufacturing plant and production models.

For the three and six months ended March 31, 2007 we had sales of $11,925 compared to no sales for the comparable periods. In March of 2007 Company delivered 4,500 gallons of biodiesel fuel to a potential customer as part of negotiating a letter of intent for Better Biodiesel to deliver fuel in the future. The purpose of the delivery was for the potential customer to run tests of the fuel in actual driving conditions and in the laboratory. The Company received $2.65 per gallon for delivering the fuel. The Company has had no other sales of product.

For the three months and six months ended March 31, 2007 operating expenses were $449,034 and $1,022,453 respectively compared to $50,536 and $64,424 for the same periods in the prior year. Operating expenses from inception through March 31, 2007 amounted to $1,488,586. We have financed our operations through various private equity and debt transaction,

REDD Engineering - In November 2006, the Company engaged REDD Engineering & Construction, Inc. (“REDD”) of Salt Lake City, Utah to perform engineering and consulting services to assist in expanding operations at the Company’s current plant site in Spanish Fork, Utah and in creating additional sites. In connection with the engagement, the Company provided REDD a $20,000.00 retainer for its services. REDD is an engineering, procurement and construction company that provides planning, management and consulting services for projects from the initial concept phase through to the operation and maintenance of plants. Projects are provided for industrial and institutional clients involving engineered processes, facilities, or technology-based products.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in our Annual Report on Form 10-QSB. The more critical accounting policies are as described below.

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

Accounting for Derivatives - As of March 31, 2007, the Company has $200,000 in convertible debt, warrants outstanding to purchase 11,325 shares of common stock and no options or other contracts with derivative characteristics. The Company has evaluated its convertible debt and warrants and will evaluate it options or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. See Note 3 under notes to unaudited condensed consolidated financial statements.

Revenue recognition - The Company recognizes revenue when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company will recognize revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems outside the United States once configuration of such systems are completed and accepted by the customer.

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

Share-based payments - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants. As of March 31, 2007 there were no outstanding options or warrants associated with employees or consultants.

Results of Operations - We have had $11,925 in revenues since the date of inception (November 1, 2004). All of the revenue was from the sale of a test batch of biodiesel product to a potential customer in March of 2007.

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

The Company's working capital was a deficit of $1,137,142 as of March 31, 2007.

Net cash used in operating activities during the six months ended March 31, 2007 was $380,773 compared with $67,641 net cash used in operating activities for the six months ended March 31, 2006. From inception (November 1, 2004) through March 31, 2007 net cash used in operations was $715,020.

Cash used in investing activities was $208,230 for the six months ended March 31, 2007. There was no cash used in the same period a year ago. Cash used in investing activities was $352,388 for the period from inception on November 1, 2004 through March 31, 2007.

Cash was provided from financing activities in the amount of $564,630 for the six months ended March 31, 2007 as compared with $67,641 for the same period last year and $1,216,851 for the period from inception on November 1, 2004 through March 31, 2007.

Off-Balance Sheet Arrangements - We do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements -

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners in anticipation of negotiating and executing a promissory note. In February of 2007 a note payable was executed in exchange for the advance. The interest rate on the note is 6% per annum. Principal and accrued interest are due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million. Warrants to purchase 5,000 shares of the Company’s common stock were issued to the investor in conjunction with the execution of the note. The warrants have an exercise of $5.00 per share and expire in February of 2009. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.83% resulting in a value of $4.17 per warrant. The valuation has been taken as a $17,253 discount on the note payable of which $1,369 has been expensed as interest.

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group in anticipation of negotiating and executing a debt agreement. Financing costs of $17,515 were paid and expensed as such. In February of 2007 a convertible debenture was executed in exchange for the advance. The debenture matured at March 31, 2007 and had accrued interest of $20,000. At maturity the Company has the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price. The Company has valued the beneficial conversion feature at $13,860 and taken that amount as a discount on the debenture. Warrants to purchase 3,125 shares of the Company’s common stock at an exercise price of $8.00 with an exercise period of 3 years were issued to the debenture holder. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.73% resulting in a value of $4.44 per warrant. The valuation has been taken as a $13,860 discount on the debenture. The value of the warrants and the beneficial conversion feature were recorded as a debt discount and amortized over the life of the loan. As of March 31, 2007, the maturity date, the debt discount was fully amortized to interest. The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company is considering additional negotiations. See “Subsequent Events” below.

In addition, warrants were issued to purchase 3,200 shares of the Company’s common stock at $5.00 with an exercise period of 5 years to an outside party for services rendered. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192% and a risk free interest rate of 4.68% resulting in a value of $4.86 per warrant. The valuation of $15,549 was expensed when the services were incurred.

See Item 5 for sales of equity securities subsequent to March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Related Party Transactions

In February of 2007 the Company’s CFO (who remains a partner in Tatum, LLC) engaged a Tatum, LLC resource to assist in completing the filing of the Company’s 10-QSB for the period ending December 31, 2007. The cost of the engagement to the Company was $4,110.

During the quarter ending March 31, 2007 Ron Crafts, the Company’s Chief Executive Officer, advanced the Company $75,000. Interest is being accrued at 8% per annum. The Company intends to repay the advance shortly after the completion of a private placement in May of 2007.

Entry Into a Material Definitive Agreement

In January 2007, the Board of Directors of the Company appointed Gary Crook as its Chief Financial Officer.  Pursuant to the terms of the employment agreement as approved by the Company’s Board of Directors, Mr. Crook receives a salary of One Thousand Dollars ($1,000) per diem or One Hundred Thirty Seven Dollars and Fifty Cents ($137.50) per hour if less than a day is worked. Additionally, Mr. Crook shall receive equity in the Company in the form of options or warrants equal to one percent (1%) of the Company’s issued and outstanding stock as of January 22, 2007, with an exercise price equal to the closing price of the Company’s stock quoted on the Over the Counter Bulletin Board (“OTCBB”) as of that day.  The vesting of these securities, which have not yet been issued, of such has not been determined.  Mr. Crook will be entitled to a cash bonus at the discretion of the Board of Directors.  During the course of his employment with the Company, Mr. Crook will continue to remain a Partner with Tatum, LLC. As CFO, Mr. Crook shall serve as such until the earlier of (i) his resignation, (ii) his termination by the Company or (iii) his death or disability. Mr. Crook is a Partner in the Salt Lake City practice off Tatum, LLC, whose twenty-five year career includes serving as the Chief Financial and Controller in public, foreign and privately held companies in the business services, healthcare and retail segments.  His professional accomplishments include coordinating the $4 million acquisition of a radio station and helping take public SOS Staffing Services, a temporary staffing and consulting firm.  He has led two follow-on equity offerings and a private debt placement, raising over $100 million.  He is also a director and chairman of the audit committee for Q Comm International, Inc., an electronic prepaid transaction processor headquartered in Utah (QMMI.PK).  Mr. Crook holds both a B.S. in Business Economics and Masters in Business Administration from the University of Utah.

In January 2007, the Company entered into an agreement with TSG, LLC (“TSG”) for executive recruiting services. Pursuant to the terms of the engagement agreement, the Company is obligated to pay compensation based on first-year compensation of the placed executives. Additionally, pursuant to the placement of a Chief Executive Officer to the Company, TSG shall receive a “Search Fee” of $120,000.00, payable in three (3) installments of common stock worth $40,000.00 each. These shares have not yet been issued.

Subsequent Events

During April 2007 the Company’s CFO (who remains a partner in Tatum, LLC) engaged a Tatum, LLC resource to assist in completing the filing of the Company’s 10-QSB for the period ending March 31, 2007. The cost of the engagement to the Company is anticipated to total $4,200.

The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company is considering additional negotiations.

In May of 2007 the Company completed a private placement of where 345,000 shares of restricted common stock were sold at $2.00 per share. Total proceeds received amounted to $690,000. Investors in the private placement also received warrants to purchase 345,000 share of common stock at $2.65 per share. The warrants are “cashless” and expire in five years. Both the common shares and warrants have certain price protections. Ron Crafts, the Company’s CEO, invested $82,000 in this offering and Gary Crook, the Company’s CFO, invested $50,000. The Company has not yet completed its valuation of the warrants for purposes of allocation.

The Company is currently in the process of finalizing the issuance of 60,000 shares of restricted common stock at $2.00 per share and warrants to purchase 60,000 shares of common stock at $2.65 per share in exchange for raw material inventory (feedstock), storage tanks and consulting services, cumulatively valued at $120,000. The warrants are “cashless” and expire in five years. The Company has not yet completed its valuation of the warrants for purposes of allocation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB.

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 22, 2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 22, 2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.4	Employment Letter with Gary Crook	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 29, 2007

10.5	Agreement with TSG-LLC	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

(b) Form 8-K Filings

During the period ended March, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported*
January 24, 2007 (filed January 29, 2007)	5.02 and 9.01
February 20, 2007 (filed February 22, 2007)	1.01and 9.01
May 3, 2007 (filed May 9, 2007)	3.02

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER BIODIESEL, INC. (Name of Registrant)

May 16, 2007	By:	/s/ Ron Crafts
Ron Crafts Chief Executive Officer