Form 10QSB
period 2007-06-30
BETTER BIODIESEL, INC
filed 2007-08-20
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-67174

BETTER BIODIESEL, INC.
(A Development Stage Company)
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

87-0533626
(IRS Employer Identification Number)

355 South 1550 West
Spanish Fork, UT 84660
(Address of principal executiveoffices)(Zip Code)

(801) 798-7576
(Registrant's telephone no., including area code)

Mountain States Holdings, Inc.
7435 East Peakview Avenue
Englewood, CO 80111
Former Fiscal Year End Dec 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of the Company's common stock outstanding on August 10, 2007: 30,945,001

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒  No

BETTER BIODIESEL, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2007

INDEX

Index

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	4

		Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2007 and June 30, 2006 and for the Period from Inception (November 1, 2004) through June 30, 2007 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2007 and June 30, 2006 and for the Period from Inception (November 1, 2004) through June 30, 2007 (unaudited)	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Controls and Procedures	13

Part II.	Other Information
	Item 1.	Legal Proceedings	14
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
	Item 3.	Defaults Upon Senior Securities	15
	Item 4.	Submission of Matters to a Vote of Security Holders	15
	Item 5.	Other Information	15
	Item 6.	Exhibits	17

Signatures			19

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

BETTER BIODIESEL, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS	June 30, 2007

Current Assets
Cash and cash equivalents	$296,289
Accounts receivable	4,500
Inventory	49,542
Prepaid expenses	65,842
Employee advances	8,000

Total current assets	424,173

Property and equipment, net	494,867
Deposits	25,500

Total assets	$944,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$819,561
Notes payable	309,224
Advances payable, related party	75,000

Total current liabilities	1,203,785

Stockholders' Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized, 30,945,001, issued and outstanding	1,147,585
Subscription receivable	(82,000)
Additional paid in capital	1,083,850
Deficit accumulated during the development stage	(2,408,680)

Total stockholders' (deficit)	(259,245)

Total liabilities and stockholders' (deficit)	$944,540

See Notes to Consolidated Financial Statements

BETTER BIODIESEL, INC
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended June 30, 2007 and June 30, 2006 and
For the Period from Inception (November 1, 2004) through June 30, 2007
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Nine Months Ended June 30, 2007	For the Nine Months Ended June 30, 2006	From Inception on November 1, 2004 Through June 30, 2007

Sales	$-	$-	$11,925	$-	$11,925
Operating Expenses
Depreciation	30,392	12,672	102,885	14,325	121,121
Marketing	13,005	2,105	85,784	42,666	195,537
Research and development	356	519	36,158	6,619	64,997
General and administrative	781,435	9,992	1,622,814	26,102	1,932,119

Total operating expenses	825,188	25,288	1,847,641	89,712	2,313,774

Loss from operations	(825,188)	(25,288)	(1,835,716)	(89,712)	(2,301,849)

Interest (expense)	(14,997)	-	(100,164)	-	(106,831)

Net Loss	$(840,185)	$(25,288)	$(1,935,880)	$(89,712)	$(2,408,680)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average basic and diluted shares outstanding	30,726,512	2,150,000	30,575,505	2,133,333

See Notes to Consolidated Financial Statements

BETTER BIODIESEL, INC
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Nine Month Periods ended June 30, 2007 and June 30, 2006 and
For the Period from Inception (November 1, 2004) through June 30, 2007
(Unaudited)

	For the Nine Months Ended June 30, 2007	For the Nine Months Ended June 30, 2006	From Inception on November 1, 2004 through June 30, 2007
Cash Flows From Operating Activities
Net loss	$(1,935,880)	$(89,712)	$(2,408,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation (includes $2,675 capitalized to inventory, as of June 30, 2007)	105,559	14,325	123,795
Amortization of debt discount	68,437	-	68,437
Non-cash expense for consulting, director fees and other expenses	645,697	-	645,697
Changes in operating assets and liabilities
Change in accounts receivable	(4,500)	-	(4,500)
Change in inventory	(38,436)	-	(38,436)
Change in prepaid expenses	(47,465)	(2,841)	(65,842)
Change in employee advances	(8,000)	-	(8,000)
Change in deposits	(20,000)	-	(25,500)
Change in accounts payable and accrued expenses	626,534	6,000	770,728
Net cash used in operating activities	(608,054)	(72,228)	(942,301)
Cash Flows From Investing Activities
Purchases of property and equipment	(299,958)	-	(444,116)
Cash Flows From Financing Activities
Proceeds from related party for company expenses, net	75,000	73,216	227,221
Proceeds from notes payable, net of fees	282,485	-	282,485
Proceeds from sale of 377,500 units, consisting of 377,500 shares and warrants to purchase 377,500 shares valued at $2.00 per unit, excluding $75,500 in accrued financing fees	673,000	-	673,000
Proceeds from related party notes payable	-	-	500,000
Net cash provided by financing activities	1,030,485	73,216	1,682,706
Net Change In Cash and Cash Equivalents	122,473	988	296,289
Cash and Cash Equivalents, beginning of period	173,816	-	-
Cash and Cash Equivalents, end of period	$296,289	$988	$296,289
Non-Cash Investing and Financing Activities
Contribution of airplane and other assets by related party	$-	$-	$138,825
Conversion of related party note payable and accrued interest to common stock	$-	$-	$506,667
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291,046
Subscription receivable from related party on purchase of 41,000 units of private placement of units consisting of 41,000 shares and warrants to purchase 41,000 shares valued at $2.00 per unit	$(82,000)	$-	$(82,000)
Accrued financing fees for private placement of 377,500 units consisting of 377,500 shares and warrants to purchase 377,500 share valued at $2.00 per unit	$(75,500)	$-	$(75,500)
Contribution of inventory and assets in exchange for units consisting of shares and warrants valued at $2.00 per unit	$46,828	$-	$46,828

See Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Note 1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on January 2, 2007. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

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

Note 2. GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2006, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the nine months ended June 30, 2007 of $1,935,880.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. NOTES PAYABLE

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners in anticipation of negotiating and executing a promissory note. In February of 2007 a note payable was executed in exchange for the advance. The interest rate on the note is 6% per annum. Principal and accrued interest are due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million. Warrants to purchase 5,000 shares of the Company’s common stock were issued to the investor in conjunction with the execution of the note. The warrants have an exercise price of $5.00 per share and expire in February of 2009. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192%, a risk-free interest rate of 4.8% and a dividend yield of 0% resulting in a value of $4.17 per warrant. The valuation has been taken as a $17,253 discount on the note payable of which is being expensed over the life of the note. During May and June 2007 the Company issued shares and warrants that triggered a revaluation based on an exercise price $2.00 per warrant resulting in an increase in valuation of $1,243. All of the change was expensed as interest.

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group in anticipation of negotiating and executing a debt agreement. In February of 2007 a convertible debenture was executed in exchange for the advance. The debenture matured at March 31, 2007 and had accrued interest of $20,000. At maturity the Company has the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price. The Company has valued the beneficial conversion feature at $13,860 and taken that amount as a discount on the debenture. Warrants to purchase 3,125 shares of the Company’s common stock at an exercise price of $8.00 with an exercise period of 3 years were issued to the debenture holder. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192%, a risk-free interest rate of 4.7% and a dividend yield of 0% resulting in a value of $4.44 per warrant. The valuation has been taken as a $12,962 discount on the debenture. Placement fees of $17,515 were paid to an outside party for securing the financing. In addition, warrants were issued to that party to purchase 3,200 shares of the Company’s common stock at $5.00 with an exercise period of 5 years to an outside party for services rendered. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192%,  a risk-free interest rate of 4.7% and a dividend yield of 0% resulting in a value of $4.86 per warrant. The valuation of $15,549 and the placement fee of $17,515 were taken as a discount on the debenture. As of March 31, 2007, the maturity date, the debt discount of $59,786 was fully amortized to interest. Accrued interest of $20,000 has been reclassified to principal, and an accrual at 10% per annum has resulted in accrued interest of $5,500 for the three months ended June 30, 2007. During May and June 2007 the Company issued shares and warrants that triggered a revaluation based on an exercise $2.00 per warrant associated with the debenture resulting in an increase in valuation of $830. All of the change was expensed as interest. The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company is currently in negotiations (see Note 9).

Note 4. ADVANCES

As of June 30, 2007 Ron Crafts, the Company’s Chief Executive Officer, advanced the Company $75,000. Interest is being accrued at 8% per annum. The advance is due on demend and has no other stated repayment terms.

Note 5. CONTINGENCY

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered. The value of these services were deemed to be $120,000 (based on the closing price of shares on the grant date). As of June 30, 2007, the shares have not been issued, but a liability has been recorded and is included in accounts payable and accrued expenses. An additional $20,000 of expense has been recorded under the terms of an agreement with one of the parties, resulting in a total contingent liability of $140,000.

Note 6. COMMON STOCK AND WARRANTS

During May and June 2007 the Company sold 377,500 units in a private placement. The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share. The units were sold at $2.00 per unit. Gross proceeds totaled $755,000, less $82,000 in subscription receivable from the Company’s Chief Executive Officer. The Company’s Chief Financial Officer purchased 25,000 units. The Company received the $82,000 from the Chief Executive Officer in July 2007. The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations. The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis. Analysis utilizing the Black-Scholes model assumed volatility of 179%, risk-free interest rate of 4.9% and a dividend yield of 0% resulted in an allocation of proceeds of $385,050 to common stock (51%) and $369,950 to the warrants as additional paid in capital (49%). The Company accrued $75,500 as a placement fee that is payable at a larger round of financing or as a result of terminating the underlying agreement. The Company also issued 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless. The warrants were valued utilizing the Black-Scholes model utilizing a volatility of 179%, a risk-free rate of 4.9% and a dividend yield of 0%. The $65,523 value was recorded as a reduction to common stock proceeds.

In June 2007 the Company issued 67,500 units consisting of 67,500 shares of common stock and warrants to purchase 67,500 shares of common stock valued at $2.00 per unit The terms and conditions are the same as the private placement, excluding placement fees. In exchange the Company received $11,107 of inventory, $35,721 of assets and $88,172 of operating expenses. The $135,000 was allocated 51% to common stock and 49% to additional paid in capital.

In June 2007 the Company issued 200,000 warrants to a company in exchange for services with an exercise price of $2.65 per warrant and a five year expiration. The warrants were valued utilizing the Black-Scholes model utilizing 184% volatility, a risk free rate of 5.1% and a dividend yield of 0% resulting in a value of $482,215 which was immediately expensed.

Note 7. OPTIONS

The Company has granted options to a director of the Company. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. During June 2007 100,000 options were issued to a director with an exercise price of $2.65, which expire in June 2017. One-third of the options vest upon execution of the agreement with the director, another one-third vesting on the last day of the first year of the execution of the agreement and the remaining one-third on the last day of the second year of the execution of the agreement. The options were valued utilizing the Black-Scholes model with volatility of 181%, and a risk-free rate of 5.1% and a dividend yield of 0% resulting in a fair value of $2.19 per option. Compensation expense is amortized over the vesting period of the option on a straight-line basis resulting in $75,310 in compensation for the three and nine month periods ending June 30, 2007.

Note 8. SALES

In March of 2007 the Company sold 4,500 gallons of biodiesel fuel to a potential customer as part of negotiating a letter of intent for Better Biodiesel to deliver fuel in the future. The purpose of the delivery was for the potential customer to run tests of the fuel in actual driving conditions and in the laboratory. The Company received $11,925 in revenue for delivering the fuel.

During June of 2007 the Company began continuous production of biodiesel fuel, primarily to optimize the design of a new 10 million gallon per year processor. As of June 30, 2007 the Company was still in the process of modifying its process, with no resulting sales since March of 2007. At June 30, 2007 the Company had $49,542 of inventory, consisting of $13,924 of raw material and $35,618 on work-in-process.

Note 9. SUBSEQUENT EVENTS

The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company and National Real Estate Solutions Group are currently in negotiations.

In June of 2007 the Company had completed its placement of 377,500 units valued at $2.00 per unit. 41,000 of those units were issued pursuant to an open subscription receivable from its Chief Executive Officer for $82,000. The Company received the funds from its Chief Executive Officer in July 2007.

On July 25, 2007 the Company sustained a fire to its pilot fuel processor which caused the Company to temporarily suspend fuel production at its 3 million gallons per year pilot production facility. The Company intends to engage an independent engineering firm to analyze the condition and the required repairs of the Company’s fuel processor. The Company intends to repair the fire damaged portion of the processor and believes production could resume near the end of August 2007. The Company believes that the damage to assets is not substantial. A Form 8-K was filed on the event on July 31,2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the quarterly period ended June 30, 2007 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

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

In September 2006, the Company entered into an Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP. On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., effective September 21, 2006.

The share exchange of the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company. DEP was organized as a limited liability corporation on May 18, 2005, although it had commenced operations in November 2004. Therefore, November 1, 2004, is considered to be its effective date of inception. DEP was organized to develop alternative fuel sources, particularly the manufacture and distribution of biodiesel products. DEP comprises the Company's sole subsidiary and operations and the management of DEP and the Company are the same. The Company's headquarters is in Spanish Fork, Utah.

PLAN OF OPERATION

During the next six months, the overriding objective of the Company will be to secure the funds necessary to finalize the design of, and to construct and bring into commercial operation, the Company’s 10 million gallon per year production plant (the “Plant”). The Company recently announced that there was a fire on July 25, 2007 in the reactor section of its 3 million gallon per year pilot plant. The pilot plant has aided in the feasibility evaluation of the final 10 million gallon per year production unit design and for testing various feedstocks. Repair work is underway to bring the pilot plant back into operation, which we estimate should be completed at a cost of less than $10,000. At this time it is expected that pilot operations will resume near the end of August 2007.

When the pilot plant is back on line it will be used to demonstrate to investors the Company's proprietary technology, especially the ability to reliably and cost efficiently convert low quality, low cost feedstocks into biodiesel fuel that consistently meets ASTM D-6751 specifications. Management believes that this approach is in the long-term best interest of the Company and its shareholders. This decision has been reviewed with our customer base and they support the plan. Over the next six months the Company intends to dedicate its capital raising efforts and management resources to bringing the 10 million gallon per year processor on line rather than bringing the existing pilot plant into full production. The 10 million gallon per year processor is a core building block for a rapid, cost efficient deployment of larger scale biodiesel production. The 10 million gallon per year processor is a core building block for a rapid, cost efficient deployment of larger scale biodiesel production.

Once the investment funds have been raised and applied to the design, construction and operation of a fully commercial 10 million gallon per year Plant, which management believes can be accomplished by early 2008, the Company will broaden its focus to (1) promptly move to a cash positive position, (2) expand processing capacity at Spanish Fork, (3) secure long-term, reliable supplies of the most cost effective feedstocks, (4) select other sites to deploy its proprietary technology and (5) forge strategic relationships with agricultural and other energy firms.

We had a net loss of $840,185 for the quarter ended June 30, 2007 compared to a net loss of $25,288 for the same period a year ago. We had a net loss of $1,935,880 for the nine months ended June 30, 2007 compared a net loss of $89,712 for the same period a year ago. The loss from inception (November1, 2004) through June 30, 2007 totaled $2,408,680. Management believes that the net loss in the current fiscal year is not readily comparable with that of prior periods given our increased expenses in connection with the acquisition of Mountain States, the additional costs of operating a publicly reporting company, and increased investment into research, development, additional non-cash expenses for consulting and compensation and infrastructure for our continuous manufacturing plant and production models.

For the three and nine months ended June 30, 2007 we had sales of $11,925 compared to no sales for the comparable periods. In March of 2007 Company delivered 4,500 gallons of biodiesel fuel to a potential customer as part of negotiating a letter of intent for Better Biodiesel to deliver fuel in the future. The purpose of the delivery was for the potential customer to run tests of the fuel in actual driving conditions and in the laboratory. The Company received $2.65 per gallon for delivering the fuel. The biodiesel fuel was produced utilizing the Company’s research and development effort. The Company has had no other sales of product. During June of 2007 the Company began continuous production of biodiesel fuel, primarily to better optimize the design of a new 10 million gallon per year processor. As of June 30, 2007 the Company was still in the process of modifying its process, with no resulting sales since March of 2007. At June 30, 2007 the Company had $49,542 of inventory, consisting of $13,924 of raw material and $35,618 on work-in-process.

For the three months ended June 30, 2007 operating expenses were $825,188 compared to $25,288 for the same period last year, an increase of $799,900. The increase included $630,697 in non-cash expenses for consulting, director fees and other operating expenses, partially offset by a $236,790 waiver of legal fees accrued at March 31, 2007 as a result of an agreement with outside legal counsel. For the nine months ended June 30, 2007 operating expenses were $1,847,641 compared to $89,712 for the same period last year, an increase of $1,757,929. The increase included $645,697 in non-cash expenses for consulting, director fees and other operating expenses. We have financed our operations through various private equity and debt transactions.

Interest expense for the three months ended June 30, 2007 amounted to $14,997, including $6,393 in debt discount amortization. Interest for the nine months ended June 30, 2007 amounted $100,164, including $68,436 in debt discount amortization. The was no interest expense for the three and nine month periods ended June 30, 2006.
.
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

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in our Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

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

Accounting for Derivatives - As of June 30, 2007, the Company has $220,000 in convertible debt, warrants outstanding to purchase 684,816 shares of common stock and 100,000 non-qualified stock options (of which 33,333 are vested). There are no other contracts with derivative characteristics. The Company has evaluated its convertible debt, warrants and options and will evaluate other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. See Notes 3, 6 and 7 under notes to unaudited condensed consolidated financial statements.

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

Share-based payments - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants. As of June, 2007 there were 100,000 stock options outstanding (of which 33,333 were vested) and 228,491 warrants associated with employees or consultants.

Results of Operations - The Company has had $11,925 in revenues since the date of inception (November 1, 2004). All of the revenue was from the sale of a test batch of biodiesel product to a potential customer in March of 2007.

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

The Company's working capital was a deficit of $779,612 as of June 30, 2007.

Net cash used in operating activities during the nine months ended June 30, 2007 was $608,054 compared with $72,228 net cash used in operating activities for the nine months ended June 30, 2006. From inception (November 1, 2004) through June 30, 2007 net cash used in operations was $942,301.

Cash used in investing activities was $299,958 for the nine months ended June 30, 2007. There was no cash used in the same period a year ago. Cash used in investing activities was $444,116 for the period from inception on November 1, 2004 through June 30, 2007.

Cash was provided from financing activities in the amount of $1,030,485 for the nine months ended June 30, 2007 as compared with $73,216 for the same period last year and $1,682,706 for the period from inception on November 1, 2004 through June 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During May and June 2007 the Company sold 377,500 units of securities of the Company, pursuant to an exemption under Rule 506 of the Securities Act to accredited investors, as defined in Rule 501 of the Securities Act in a private placement (the “Private Placement”). The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share. The units were sold at $2.00 per unit. Gross proceeds totaled $755,000 less $82,000 in subscription receivable from the Company’s Chief Executive Officer. The Company’s Chief Financial Officer purchased 25,000 units. The Company received the $82,000 from its Chief Executive Officer in July 2007. The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations. The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis. Analysis utilizing the Black-Scholes model utilizing volatility of 179%,  risk-free rate of 4.9% and a dividend yield of 0% resulted in an allocation of proceeds of $385,050 to common stock (51%) and $369,950 to the warrants as additional paid in capital (49%). The Company accrued $75,500 as a placement fee that is payable at a larger round of financing or as a result of terminating the underlying agreement and allocated the costs as 51% to common stock and 49% to additional paid in capital and booked as a reduction in proceeds. The Company also issued to Thomas Lloyd Capital, LLC 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless. The warrants were valued utilizing the Black-Scholes model utilizing a volatility of 179%, a risk free rate of 4.9% and a dividend yield of 0%. The $65,523 value was recorded as a reduction to common stock proceeds.

In June 2007 the Company issued 67,500 units of securities of the Company, pursuant to a private placement exemption under Section 4(2) of the Securities Act to accredited investors, consisting of 67,500 shares of common stock and warrants to purchase 67,500 shares of common stock valued at $2.00 per unit The terms and conditions of the securities are the same as the Private Placement described above, excluding placement fees. In exchange the Company received $11,107 of inventory, $35,721 of assets and $88,172 of operating expenses. The $135,000 was allocated 51% to common stock and 49% to additional paid in capital. See Note 6 under notes to unaudited condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Related Party Transactions

During 2007 Gary Crook, the Company’s CFO, (who remains a partner in Tatum, LLC) engaged Tatum, LLC to assist in completing the filing of the Company’s 10-QSB’s for the periods ending December 31, 2006 and March 31, 2007 and to assist in the documentation of accounting controls for production during the three months ending June 30, 2007. The cost of the engagements to the Company has totaled $13,800 as of June 30, 2007. In May 2007, Mr. Crook purchased 25,000 units of the Company's Private Placement at the same terms and conditions as the other investors.

During the nine months ended June 30, 2007 Ron Crafts, the Company’s Chief Executive Officer, advanced the Company $75,000. Interest is being accrued at 8% per annum. The Company intends to repay the advance.

Ron Crafts, the Company’s Chief Executive Officer, purchased 41,000 units of the Company’s Private Placement in May 2007, described in Item 2, for consideration of $82,000. As of June 30, 2007 the Company had an outstanding subscription receivable for the purchase totaling $82,000. These funds were received from the Chief Executive Officer in July 2007.

Entry Into a Material Definitive Agreement

In January 2007, the Board of Directors of the Company appointed Gary Crook as its Chief Financial Officer.  Pursuant to the terms of the employment agreement as approved by the Company’s Board of Directors, Mr. Crook receives a salary of One Thousand Dollars ($1,000) per diem or One Hundred Thirty Seven Dollars and Fifty Cents ($137.50) per hour if less than a day is worked. Additionally, Mr. Crook shall receive equity in the Company in the form of options or warrants equal to one percent (1%) of the Company’s issued and outstanding stock as of January 22, 2007, with an exercise price equal to the closing price of the Company’s stock quoted on the Over the Counter Bulletin Board (“OTCBB”) as of that day.  The Board of Directors has subsequently agreed to re-evaluate the grant date and the associated exercise price before executing the warrant or option agreement.  Mr. Crook will be entitled to a cash bonus at the discretion of the Board of Directors.  During the course of his employment with the Company, Mr. Crook will continue to remain a Partner with Tatum, LLC. As CFO, Mr. Crook shall serve as such until the earlier of (i) his resignation, (ii) his termination by the Company or (iii) his death or disability. Mr. Crook is a Partner in the Salt Lake City practice of Tatum, LLC, whose twenty-five year career includes serving as the Chief Financial and Controller in public, foreign and privately held companies in the business services, healthcare and retail segments.  His professional accomplishments include coordinating the $4 million acquisition of a radio station and helping take public SOS Staffing Services, a temporary staffing and consulting firm.  He has led two follow-on equity offerings and a private debt placement, raising over $100 million.  He was also a director and chairman of the audit committee for Q Comm International, Inc., an electronic prepaid transaction processor headquartered in Utah (QMMI.PK) prior to its sale in May 2007.  Mr. Crook holds both a B.S. in Business Economics and Masters in Business Administration from the University of Utah.

In January 2007, the Company entered into an agreement with TSG, LLC (“TSG”) for executive recruiting services. Pursuant to the terms of the engagement agreement, the Company is obligated to pay compensation based on first-year compensation of the placed executives. Additionally, pursuant to the placement of a Chief Executive Officer to the Company, TSG shall receive a “Search Fee” of $120,000.00, payable in three (3) installments of common stock worth $40,000.00 each. These shares have not yet been issued. $80,000 has been expensed and accrued as a liability based on the terms of the contract as of June 30, 2007 (see Note 5 to the footnotes to the consolidated, unaudited, condensed financial statements).

In May of 2007 the Company agreed to an amended engagement letter with outside counsel, The Otto Law Group. As a result of the agreement Otto Law agreed to waive $236,790 in accrued legal fees, which were credited to operating expenses during the three months ended June 30, 2007. David Otto, the principal partner at Otto Law is a member of the Company’s Board of Directors and beneficially owns 1,500,000 shares of the Company's common stock.

In June of 2007 the Company entered into an agreement in conjunction with Steve Nordaker joining the Company’s Board of Directors. As compensation for his services as an independent board member, the agreement calls for the immediate issuance of 100,000 stock options at an exercise price of $2.65 that vest one-third immediately and one-third in each of the next two years. The agreement also requires that the Company issue 120,000 stock options in each of the next two years that Mr. Nordaker is a member of the Board of Directors. The options are to be issued at the market price at the date of grant and have the same vesting schedules as the initial grant. The options will expire ten years after the initial grant. Mr. Nordaker is Senior Vice President of Finance for The Energy Capital Group (“ECG”), a Houston-based development company dedicated to building, owning, and operating gasification units for the refining, petrochemical, and fertilizer industries. Prior to joining ECG, Mr. Nordaker was employed with JP Morgan Chase and its predecessor entities between 1982 and 2001, where he served as a Managing Director in the Energy Group, specializing in downstream energy and petrochemical, oil refining, pipeline, mining, and commodity/specialty/basic chemical companies. He received an MBA from University of Houston and a BS in Chemical Engineering from South Dakota School of Mines and Technology.

In June of 2007 the Company entered into an agreement in conjunction with John Robinson joining the Company’s Board of Directors. As part of that agreement, the Company is currently in negotiations with Mr. Robinson to become the Company’s Chief Executive Officer, while retaining his board seat. Mr. Robinson had served as chief executive officer of Houston, Texas-based ChemConnect, Inc. (“ChemConnect”), which he joined in 2000. ChemConnect is an electronic marketplace for buying and selling chemical feedstocks, commodity and specialty chemicals and polymers. Between 1983 through 2000, Mr. Robinson was employed with BP, p.l.c. (British Petroleum, “BP”) as Group VP and member of the BP Chemicals Executive Committee. Mr. Robinson earned his Ph.D. in chemistry from Rice University, and an MBA in Finance from the University of Houston.

In June of 2007 the Company entered into an amended agreement with Thomas Lloyd Capital, LLC that created a consulting arrangement. As part of the change in the agreement, the Company issued 200,000 warrants with a strike price of $2.65 and carries a five year expiration. Another 300,000 warrants will be issued, in addition to standard placement fees, upon completion of a financing round of at least $10,000,000.

In conjunction with the additions of Mr. Nordaker and Mr. Robinson joining the Company’s Board Directors, Peter Kristensen and Briton McConkie resigned their board seats.

Subsequent Events

The Company provided timely notice to National Real Estate Solutions Group to convert its subordinated convertible debenture. National Real Estate Solutions Group requested certain amendments to the agreement. The Company and National Real Estate Solutions Group are currently in negotiations.

In June of 2007 the Company had completed its Private Placement of 377,500 units valued at $2.00 per unit. As of that date and through the quarter ended June 30, 2007, in connection with the Private Placement the Company had an open subscription receivable from its Chief Executive Officer for $82,000. The Company received the funds from its Chief Executive Officer in July 2007.

In July of 2007 the Company accepted the resignations of Briton McConkie as Vice President of Business Development and Peter Kristensen as Vice President of Corporate Development as disclosed on Form 8-K filed on July 16, 2007. There are no current plans to replace the vacated positions.

On July 25, 2007 the Company sustained a fire to its fuel processor which has caused the Company to temporarily suspend fuel production at its 3 million gallons per year pilot production facility, as disclosed on a Form 8-K filed on July 31, 2007. The Company intends to engage an independent engineering firm to analyze the condition and the required repairs of the Company’s fuel processor. The Company intends to repair the fire damaged portion of the processor and believes production could resume near the end of August 2007. The Company believes that the damage to assets is not substantial.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB.

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.4	Employment of Gary Crook	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 29, 2007

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

94.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

(b)  Form 8-K Filings

During the period ended March, 2006, and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported*
May 3, 2007 (filed May 9, 2007)	3.02
June 19, 2007 (filed June 20, 2007); as amended (filed June 21, 2007)	5.02 and 9.01
July 11, 2007 (filed July 16, 2007)	5.02
July 25, 2007 (filed July 31, 2007)	8.01 and 9.01

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER BIODIESEL, INC. (Name of Registrant)

August 14, 2007	By:	/s/ Ron Crafts
Ron Crafts
Title Chief Executive Officer