Form 10-K
BETTER BIODIESEL, INC
filed 2008-01-15
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For Fiscal Year Ended
September 30, 2007

Commission File # 333-67174

BETTER BIODIESEL, INC.
(A Development Stage Company)
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1153946
(IRS Employer Identification Number)

355 South 1550 West
Spanish Fork, UT 84660
(Address of principal executive offices)(Zip Code)

(801) 798-7576
 (Registrant's telephone no., including area code)

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Registrant’s revenues for the twelve months ended September 30, 2007 were $11,925.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2007 was $9,183,752

Number of shares of the registrant's common stock outstanding as of January 10, 2008 was 15,195,001.

TABLE OF CONTENTS
PART I

ITEM 1.  DESCRIPTION OF BUSINESS………………………………………………………………3
ITEM 2.  PROPERTY…………………………………………………………………………………...13
ITEM 3.  LEGAL PROCEEDINGS……………………………………………………………………..14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS……………….14

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
          COMPANY PURCHASES OF EQUITY AND  SECURITIES……………………………..14
ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS…………………………………………16
ITEM 7.  FINANCIAL STATEMENTS……………………………………………………………....21
ITEM 8A.  CONTROLS AND PROCEDURES……………………………………………………….21
ITEM 8B.  OTHER INFORMATION…………………………………………………………………22

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS………………………………………………23
ITEM 10.  EXECUTIVE COMPENSATION…………………………………………………………..26
        Stock Options Granted in Fiscal 2006………………………………………………………26
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS………………………..28
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS……………………29
ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K……………………………………….29
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES…………………………………..29

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to, (i) obtain and/or produce and market and distribute biodiesel fuel; (ii) the Company’s ability to obtain contracts with fuel producers and suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (iii) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s performance); (iv) the Company’s ability to develop, protect and defend its proprietary technology; (v) the Company’s ability to secure and retain management capable of managing growth; (vi) the Company’s ability to raise necessary financing to execute the Company's business plan; and (vii) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and other factors discussed in Better Biodiesel’s filings with the Securities and Exchange Commission.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Better Biodiesel Inc., a Colorado corporation (“Better Biodiesel” or the “Company”), whose headquarters is located at 355 South 1550 West, Spanish Fork, Utah, 84660, is a development stage company engaged in  the commercial development of (i) proprietary biodiesel fuel technology (ii) the supply of biodiesel raw materials and (iii) marketing and distribution of biodiesel fuel products.

We were previously known as Mountain States Holdings, Inc. (“Mountain States”).  Mountain States was incorporated in November 1990 as a Colorado corporation under the name Slam Dunk Enterprises, Inc.  The corporation was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the Company filed articles of amendment with the Colorado Secretary of State changing the corporation's name to Mountain States Lending, Inc., and during September 2002 the Company changed the name to Mountain States Holdings, Inc.  In September 2002, the Company formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”), and on December 31, 2002, the Company transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company's assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company's common stock.

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

DEP was organized as a limited liability corporation on May 18, 2005, having previously commenced operations in November 2004, to develop alternative fuel sources, particularly the manufacture and distribution of biodiesel products.  The Exchange Agreement between the Company and DEP is accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  Thus, the September 30, 2006 Financial Statements for the Company’s Form 10-KSB (for the fiscal year ended September 2006), presents the Company as being in the development stage with the assets and liabilities in the consolidated balance sheets representing the book values of DEP’s assets and liabilities and the operations in the consolidated statement of operations representing the operations of DEP at that time.  The Financial Statements for the Fiscal Year ended 2007, which are the Financial Statements included in this 10-KSB, continue this methodology.

Until recently the Company focused almost exclusively on the development of proprietary technology to enable the production of biodiesel fuel from all types of animal fats as well as virgin oils derived from vegetative sources such soybeans, rapeseed, palm and switch grass, for example.   Better Biodiesel’s production process focused on eliminating the use of the caustic chemical catalyst and thereby limiting the “washing process” in favor of a streamlined, continuous flow production method.  Eliminating the “washing process” also eliminated the need for outdoor evaporation ponds which require several acres of land devoted to the removal of caustic chemical through the evaporation of the water used in the washing process.

The Company and its advisors continued to develop and evaluate the proprietary technology during, and subsequent to, the fiscal year ended 2007.  Based on its evaluation, on December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC, under which Ron Crafts, John Crawford, Lynn Dean Crawford and James Crawford exchanged a total of 15,750,000 shares of common stock of the Company in exchange for all of the rights, title and interest held in the invention identified in the patent application assigned to the Company, along with certain other assets (a detailed description of the agreement is provided in Item 8B of this annual report, the “Asset Sale Agreement”).

Seven shareholders of the Company beneficially owning a total of 24,751,000 shares of the Company’s 30,945,001 total issued and outstanding shares of common stock consented to the Asset Sale Agreement, in accordance with Section 7-107-104 and Section 7-112-102 of the Colorado Revised Statutes.  Excluding shareholders with a direct interest in the assets sold in the Asset Sale Agreement, three shareholders beneficially owning a total of 9,001,000 shares consented out of the remaining 15,154,001 total shares that are considered disinterested in the assets of the transaction.

On December 20, 2007, the Company accepted the resignations of Ron Crafts from his positions as Chairman of the Board of Directors and Chief Executive Officer, John Crawford, from his positions as Director and as President and Chief Technology Officer, and Lynn Dean Crawford from his position as Chief Operations Officer.  The resignations were the result of the Board of Director’s and management’s decision to broaden its business plan, as described in the following paragraph, and the resulting Asset Sale Agreement, in response to management’s belief that the proprietary technology included in the Asset Sale Agreement would not be ready for large-scale commercial use in the near term, requiring the Company to modify its business plan and to identify new revenue opportunities in the biodiesel industry.

The remaining management of the Company continues to focus on the Company’s operations in the biodiesel industry, while shifting its business plan, from a singular focus on biodiesel production through proprietary technology, to a broader business plan including, in addition to research and development of biodiesel fuel technology, the supply of biodiesel raw materials vertically integrated with the marketing and distribution of biodiesel fuel products.   The Company intends to appoint additional management and directors during the first half of 2008.

Biodiesel, unlike ethanol-- which requires modifications to both engines and fuel infrastructure and distribution systems-- can be used in any conventional diesel engine, without requiring any modifications to existing diesel engines and distribution infrastructure, while providing substantially similar energy output.  Biodiesel is fully biodegradable, pollutes less than petroleum diesel and can be distributed by the existing petroleum distribution system without further downstream infrastructure investments.

In the United States, a primary driver of biodiesel fuel demand stems from the Energy Policy Act of 2005, which mandates the increased use of all renewable fuel from 2.5 billion to 7.5 billion gallons by 2010.  Moreover, The Energy Independence and Security Act of 2007 sets a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use a minimum of 36 billion gallons of biofuel in 2022, nearly five-fold increase over current levels. Additional drivers are the Energy Policy Act of 1994, which mandates the use of renewable fuel by federal, state and utility fleets.  The U.S. Navy mandates the use of 20% biodiesel in non-tactical vehicles.  Additionally, many states including, by way of example, California, Washington and Minnesota have issued their own mandates of 2% (B2) blended biodiesel or higher.  Currently, the domestic availability of biodiesel fuel falls below the mandated demand by more than 1 billion gallons per year.  The U.S. Government pays a Blenders Tax Credit of $0.50 to $1.00 per gallon produced in addition to $0.10 per gallon for the first 15 million gallons produced at any single location.

Biodiesel Fuel - Market Overview

Biodiesel fuel is fully interchangeable with petroleum diesel.  The domestic market for diesel fuel in 2005 was 70 billion gallons and at least 200 billion gallons for the rest of the world.  In 2005, the combined worldwide biodiesel refining capacity was less than 800 million gallons.

Better Biodiesel believes that most prospective end users of biodiesel will be individuals and entities requiring the lowest possible pollution levels in their vehicle and machinery emissions.  These include trucking companies operating in states with biodiesel initiatives (see chart below), inner city transport companies that are required to reduce their fleet pollution levels and other users who also require the advantages of less polluting fuel.

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

Biodiesel can be used in 100% pure form (B100) or as an additive to petroleum diesel.  It requires no additional investment or alterations by fuel distributors for piping, pumps or transportation equipment.  And all conventional diesel engines are can sun on biodiesel so no investments are required by existing diesel car, bus, truck, ship or train owners.  The efficient logistics of biodiesel fuel, therefore, create a significant competitive advantage.

The 2005 U.S. petroleum diesel market was approximately 70 billion gallons and is expected to grow 10% per year over the next several years.  The Federally mandated B2 blends (98% petroleum diesel plus 2% biodiesel) demand translates into a 1.4 billion gallon U.S. market.  In 2005, the total U.S. biodiesel production was only 70 million gallons.  Even considering the 400+ million GPY of announced production under construction at this time, management believes that biodiesel fuel supply will lag behind the increasing demand for many years.

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

Raw Materials

Under management’s current plan to vertically integrate its biofuels business to incorporate raw material (feed stock) procurement into its production, supply and distribution chain, Better Biodiesel has commenced negotiating with land cooperatives and agricultural concerns with the goal of securing land and interests devoted to the cultivation and procurement of renewable crops and diverse feedstock suitable for conversion to biodiesel fuel.  The choice of feedstock crops in a particular region would be based on the unique weather patterns, soil conditions, native vegetation and other resources found of that particular region of the U.S. as well a internationally, but may include a combination of any or all of rapeseed, switchgrass, soybeans, cottonseed, canola, palm, coconut, fats from animal processing plants and other organic debris.
Management believes the value of long term supply chain commitments adds significant value to the enterprise valuation.

Licenses

All necessary applications have been filed with the EPA (Environmental Protection Agency) and the IRS (Federal Internal Revenue Service).  All necessary state and county business licenses have been issued to Better Biodiesel.  Better Biodiesel adheres to all state and federal requirements for the health and safety of its employees.

Research and Development

During the twelve months ended September 30, 2007 and the nine months ended September 30, 2006 the Company spent $43,502 and $26,544 on Research and Development, respectively.

Employees

As of September 30, 2007, the Company employed six full time employees.

Domestic Biodiesel Production Capacity and Demand

Current demand for all diesel fuel (bio- and petrol-) is estimated at approximately 65 billion gallons, while current domestic production of biodiesel is a mere 300 million gallons.

Three important trends define the biodiesel fuel market:

1)	Declining petroleum diesel supply
2)	Increasing petroleum diesel prices
3)	Mandated demand for lower polluting, renewable, and locally produced fuels.

In spite of favorable market forecasts for biodiesel, increasing costs of biodiesel feedstock, resulting from increasing demand, and possible innovations of other alternative fuels (ethanol, for example) may reduce any future biodiesel pricing advantages that the company expects from increasing demand for petroleum diesel.  Currently, biodiesel market prices are 10% - 15% higher than petroleum diesel.  Biodiesel fuel contains approximately 90% of the energy of petroleum diesel.

Marketing Strategy & Positioning

Better Biodiesel’s marketing efforts will emphasize the inherent benefits of biodiesel fuel and cost savings of the Company’s proprietary technology and equipment design:

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

2.Biodiesel exhaust is less offensive. The use of biodiesel and biodiesel blends results in a noticeably less offensive exhaust odor than petroleum diesel.  Users also report absence of eye irritation when compare with petroleum diesel.  Furthermore, since biodiesel is oxygenated, diesel engines have more complete combustion with biodiesel than with petroleum diesel.

3.  Biodiesel is safer to use than petroleum diesel. The flash point (the point at which fuel ignites) for biodiesel in its pure form is a minimum of 260 degrees versus about 125 degrees Fahrenheit for regular No. 2 diesel, making biodiesel a significantly safer fuel to use, handle and store.

Better Biodiesel believes the rapidly expanding market of building biodiesel fuel refineries will enter a period of consolidation by 2010.  During this expected consolidation, undercapitalized and unqualified entrants may become targets of acquisition by larger, better-capitalized oil incumbents.  Better Biodiesel intends to exploit its competitive advantages to pursue strategic relationships or business combination with multiple, incumbent energy or agricultural companies to enhance the Company’s market position.

Marketing and Sales

Our marketing efforts intend to target fuel blenders and distributors nationally. These activities will employ:

1.	Press and Advertising: We will concentrate our marketing message on the unique advantages of biofuels compared with conventional petroleum diesel. We will leverage:

a.	Advertisements in local and national newspapers and periodicals;
b.	Advertising in industry trade journals and targeted environmental publications; and
c.	Coverage in alternative fuel websites and web blogs.

2.	Attending and speaking at conferences and seminars.

3.	Attending and exhibiting at energy events and industry trade shows.

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

Risks Related to Our Business and Industry

Our current operations have a limited operating history, which make us a speculative investment.

Since the inception of business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing and refining, altering and supplementing our processing technology, raising private equity capital and seeking acquisitions.  Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made.  We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure to obtain market acceptance, failure to establish business relationships and assorted competitive disadvantages against larger and more established companies.

We have had a history of net losses and our biodiesel technologies are unproven on a large-scale commercial basis and could fail to perform in a commercial production environment, which could have a detrimental effect on the long-term capital appreciation of our stock.

During the period from November 1, 2004 (date of inception) through September 30, 2007, we have incurred a net loss of $2,840,482, and may incur additional losses thereafter, depending upon our ability to generate material revenues or achieve profitable operations from biodiesel production, supply and distribution.  While production of biodiesel fuel is a mature technology, other technologies for production may still be in development.  The biodiesel technologies that we pursue have never been utilized on a large-scale commercial basis.  All of the tests conducted to date by us with respect to our biodiesel technologies have been performed on limited quantities of feedstocks, and we cannot assure that the same or similar results could be obtained at competitive costs on a large-scale commercial basis.

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

Failure to make accretive acquisitions and to successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures.  Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses.  The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our current business.  We cannot assure you that the anticipated benefits of any acquisitions will be realized, nor of the long term survival of our business in the absence of such acquisitions.  In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.

Our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

Our success depends, in part, on our ability to obtain patents, maintain trade secrecy and operate without infringing on the proprietary rights of third parties.  We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable, that any such applications will be approved, or that any patents issued to us will provide us with any competitive advantages or will not be challenged by third parties.  Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

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

We will have a need for financing in order to sustain our operations and in order to expand, which may not be available when needed.  If we cannot obtain needed funding to sustain our operations we may have to curtail our operations, sell some of our assets or take actions that may dilute the financial interests of our shareholders and creditors.

We have financed our operations to date primarily through capital contributions by Company stockholders, Company founders, and through the issuance of debt. Based on our current financial position, cash forecast and plan of operation, we believe, but can not be certain, that we do not have adequate cash resources to sustain our operations through the next fiscal year unless we are able to raise additional capital.

Additionally, future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control.  These include the nature of ongoing development and testing of our proprietary biodiesel technologies, the nature and timing of necessary plant acquisitions and improvements, permitting, and the availability of financing.  The development of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources.

We are dependent upon management, whom we need to succeed.

We believe that our continued success will depend to a significant extent upon our ability to retain management capable of facilitating capital financing and of executing our business plan, but have a limited management team at this time.  We are currently seeking strategic management for these purposes.  See “Management.”

We are smaller and have fewer financial resources than many larger biodiesel producers; therefore, we may not be able to successfully compete in the biodiesel industry.

There is significant pricing competition among biodiesel producers.  Our business faces competition from larger plants, from plants that can produce a wider range of products than we produce, and from similar biodiesel participants.  Many of our competitors have greater resources than we currently have.  Large biodiesel producers are capable of producing a significantly greater amount of biodiesel than we can and expect to produce, and to draw upon economies of scale that are not yet available to us.

Competition from large producers of petroleum-based diesel fuels and other competitive products may impact our profitability.

We will also compete with producers of other petroleum-based diesel fuels having similar performance and tail-pipe emissions characteristics as biodiesel, if not the life-cycle emissions advantage that we foresee arising from vegetative based biodiesel.  The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of biodiesel.  These other companies also have significant resources to begin production of biodiesel should they choose to participate.

Our profits are impacted by feedstock oil prices, which could impact the value of your investment.

Our biodiesel production is dependant on feedstock oils, which are derived from agricultural commodities such as soybeans, and animal fats.  A significant reduction in the harvest of these commodities due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply, or other factors could result in increased feedstock oil costs, which would thus increase our cost to produce biodiesel.  The significance and relative impact of these factors on the price of these feedstock oil commodities is difficult to predict, but such pricing pressure due to commodity prices has already negatively impacted both corn based ethanol and biodiesel.  Any events that tend to negatively impact the supply of feedstock oil commodities will tend to increase prices and harm our business.

Rising feedstock prices produce lower profit margins for the production of biodiesel and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers, which is generally the case where petroleum biodiesel is priced more favorably or at a similar level.

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

Prices for biodiesel products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability.  The price of biodiesel has some relation to the price of petroleum diesel as well as gasoline.  The price of biodiesel tends to decrease as the price of petroleum diesel decreases, in order to remain competitive.  Any lowering of petroleum prices will likely lead to lower prices for biodiesel and adversely affect our operating results.  We cannot assure you that we will be able to sell our biodiesel profitably, or at all.

Increased biodiesel production in the United States could increase the demand for feedstocks and the resulting price of feedstocks, reducing our profitability.

Increased biodiesel production without a similar (or greater) increase in feed stock supply would likely lead to an increase in feedstock prices, resulting in higher production costs and lower profits.  We believe that our plan to pursue greater vertical integration in production and supply, including participation in feedstock investment and development, will help reduce these risks.

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

Congress currently provides certain federal tax credits for biodiesel producers and marketers.  The biodiesel industry and our business will depend on continuation of these credits until significant increases in raw material supply and production efficiencies are attained.  The credits have supported a market for biodiesel that might disappear without the credits.

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

Biodiesel production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide.  As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of state governments.  These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs.  Consequently, considerable resources may be required to comply with future environmental regulations.  In addition, biodiesel plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the biodiesel plants arising from air or water discharges.  Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	Inability to commercially manufacture or market and distribute biodiesel fuel;

•	Inability to manufacture biodiesel fuel as efficiently as we expect due to factors related to costs and supply of feedstock oil and energy;

•	Factors affecting demand for biodiesel such as price, competition and general economic conditions;

•	Discontinuation or limitations on state and federal biodiesel subsidies;

•	Negative public sentiment toward biodiesel production and use; and

•	Environmental restrictions increasing the costs and liabilities of biodiesel production.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  Better Biodiesel’s production facilities are located on an operational rail spur in Spanish Fork, Utah, just off Interstate Highway 15.   As of the date of this filing, however, the Company is actively seeking to relocate its facilities.

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

None during the fiscal year ended September 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “Better Biodiesel.”  The following table represents the range of the high and the low closing prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the fiscal year ended September 30, 2007 for the transition period ended September 30, 2006.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  On September 20, 2006, the Company’s amended its Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006. On September 29, 2006, the Company announced the closing of its acquisition of Domestic Energy Partners, LLC by way of a Share Exchange Agreement.

FISCAL QUARTER ENDING	HIGH	LOW
September 30, 2007	$2.40	$1.50
June 30, 2007	$2.70	$2.40
March 31, 2007	$7.00	$3.70
December 31, 2006	$9.70	$7.95
September 30, 2006	$2.50	$1.30
June 30, 2006	$6.00	$1.30
March 31, 2006	$6.00	$3.10
December 31, 2005	$10.00	$4.00

As of January 10, 2008, the Company had 15,195,001 shares of common stock issued and outstanding and had approximately 82 stockholders of record.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Equity Compensation Plans

In August 2002 the Company established an equity compensation plan, the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 2,500,000 shares of common stock of the Company, which pursuant to the terms of the Equity Incentive Plan was adjusted downward, as a result of the September 2006 reverse stock split of the Company’s common stock to 1,250,000 shares, for the grant of incentive stock options and non-qualified stock options, as well as restricted stock awards or bonuses.  Currently, no options are issued and outstanding and no options or stock grants have been issued Equity Incentive Plan, nor has the Company’s Board of Directors has not allocated any shares to the Equity Incentive Plan.

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

Equity Compensation Plan Information
Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights (a)	warrants and rights (b)	equity compensation
plans (excluding
securities reflected in
column (a))

Equity compensation	N/A	N/A	N/A
plans approved by
security holders

Equity compensation	N/A	Price as listed on the	N/A
plans not approved by		OTCBB at the time of
security holders		issuance.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2007 and for the nine month transition period ended September 30, 2006, the Company sold the following securities that were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

During May and June 2007 the Company sold 377,500 units of securities of the Company, pursuant to an exemption under Rule 506 of the Securities Act to accredited investors, as defined in Rule 501 of the Securities Act in a private placement (the “Private Placement”).  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000.  The Company’s Chief Executive Officer and Chief Financial Officer purchased 41,000 and 25,000 units, respectively.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.

The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  Analysis utilizing the Black-Scholes model utilizing volatility of 184%, a dividend yield of 0% and a risk free interest rate of 5.1% resulted in an allocation of proceeds of $385,050 to common stock (51%) and $369,950 to the warrants as additional paid in capital (49%).  The Company accrued $75,500 as a placement fee that is payable at a larger round of financing or as a result of terminating the underlying agreement and allocated the costs as 51% to common stock and 49% to additional paid in capital.  The Company also issued to Thomas Lloyd Capital, LLC 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless.  The warrants were valued utilizing the Black- Scholes model utilizing a volatility of 179%, a dividend yield of 0% and a risk free rate of 4.9%.  The $65,523 value was recorded as a reduction to common stock proceeds.

In June 2007 the Company issued 67,500 units of securities of the Company, pursuant to a private placement exemption under Section 4(2) of the Securities Act to accredited investors, consisting of 67,500 shares of common stock and warrants to purchase 67,500 shares of common stock valued at $2.00 per unit.  The terms and conditions of the securities are the same as the Private Placement described above, excluding placement fees.  In exchange the Company received $11,107 of inventory, $35,721 of assets and $88,172 of operating expenses.  The $135,000 was allocated 51% to common stock and 49% to additional paid in capital.

In Connection with the share exchange between the Company and DEP, which closed on September 29, 2006 the Company, authorized the issuance of 28,500,000 shares of its unregistered common stock, pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933.  The issuance was as follows:

In exchange for services provided, the Company authorized the issuance of 4,500,000 shares of common stock to Capital Group Communications, Inc. and 1,500,000 shares of its common stock to Joseph Martin, LLC.

At the election of Sausalito Capital Partners I, LLC, pursuant to the terms of a convertible promissory note issued to SCP by the Company, SCP converted the promissory note into 1,500,000 shares of the Company’s common stock.

Additionally, in connection with the terms the Company’s share exchange agreement with Domestic Energy Partners, LLC, under an exemption provided by Section 4(2) of the Securities Act of 1933, the Company issued, in exchange for all of the and outstanding equity and voting interests of Domestic Energy Partners, LLC, 5,250,000 shares of common stock to Ron Crafts, 5,250,000 shares to John Crawford, 3,755,500 shares to Lynn Dean Crawford, 2,625,000 shares to Peter Kristensen, 2,625,000 shares to Briton McConkie and 1,494,500 shares of common stock to James Crawford.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the report on Form 10-KSB for the twelve month period ended September 30, 2007 may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company’s business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company’s ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

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

                The share exchange of the Company and DEP has been accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.  Thus, in the September 30, 2007 Financial Statements of the Company included in this Form 10-KSB, which present the Company as being in the development stage, the assets and liabilities in the consolidated balance sheets are the book values of DEP’s assets and liabilities and the operations in the consolidated statement of operations are the operations of DEP.  Further, unless obvious from the context that they refer to Mountain States, operational and financial data presented elsewhere in this Form 10-KSB refer to DEP, as the Company’s sole and wholly-owned subsidiary.

PLAN OF OPERATION

During the next 12-month period the Company intends to focus on (1) the commercial development of (i) proprietary biodiesel fuel technology (ii) the procurement and supply of biodiesel raw materials and (iii) marketing and distribution of biodiesel fuel products (2) the vertical integration of these strategies, and (3) raising additional capital through debt or equity financing.

Management believes that the key to profitability in the biodiesel industry is to control raw material and production costs.  Rising commodity prices have caused many biodiesel producers to close operations while concurrently leading to a tightening of available investment capital. To control costs, the Company is expanding its focus to establish long-term contracts with low cost, diversified feedstock providers, and investing in technologies to that will enable the processing of a wider range of feedstocks.  From the point of acquisition of low cost feedstock, the Company’s goal will be to produce high quality American Society for Testing and Materials (“ASTM”) fuel using existing proven technologies.  Additionally, the Company intends to acquire established biodiesel plants to produce biodiesel fuel for resale and is investigating a potential acquisition of an established petrodiesel distributor capable of distributing biodiesel fuel.

We had a net loss of $2,367,682 for the twelve months ended September 30, 2007 and a net loss of $420,853 for the transitional period (nine months) ended September 30, 2006, an increase in net loss of $1,946,829.  The increase in net loss is due to an increase of $664,099 in costs associated with warrant and option related expenses for consulting, director fees and other expenses, a $104,787 increase in interest expense, a $119,546 increase in depreciation expense as well as increase in other operating expenses associated with being a public company for a full twelve months.  The loss from inception (November 1, 2004) through September 30, 2007 amounted to $2,840,482.

We have financed our operations through various related party advances, private equity and debt transactions.

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

Share-based compensation - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2006, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  As of September 30, 2007, there were 684,816 warrants outstanding, of which 200,000 were for consulting services and there were 100,000 options outstanding to an independent director.

Results of Operations -

	For the Twelve Months Ended 9/30/07	For the Nine Month Transition Period Ended 9/30/06	Difference
Sales	$11,925	$--	$11,925
Cost of Sales	33,271	--	33,271
Gross Profit	(21,346)	--	(21,346)
Operating Expenses
Depreciation	136,129	16,583	119,546
Marketing	83,300	106,778	(23,478)
Research & development	43,502	26,544	16,958
General & administrative	1,921,585	264,281	1,657,304
Total operating expenses	2,184,516	414,186	1,770,330
Loss from operations	(2,205,862)	(414,186)	(1,791,676)
Interest expense	(111,454)	(6,667)	(104,787)
Net Loss Before Extraordinary Item	$(2,317,316)	$(420,853)	$(1,896,463)
Extraordinary Loss From Fire	$(50,366)	$--	$(50,366)
Net Loss	$(2,367,682)	$(420,853)	$(1,946,829)

Sales amounted to $11,925 for the twelve months ended September 30, 2007 (2007) compared to no sales for the nine month transition ended September 30, 2006 (2006).  The sales in 2007 came from the delivery of 4,500 gallons of fuel in March of 2007 to a potential customer to be used by the buyer for testing in their laboratory and in actual use.  There have been no sales since that time.

Cost of Sales amounted to $33,271 for 2007 compared to $0 in 2006.  The cost of sales recorded in 2007 were inventory adjustments to reduce the carrying value to net realizable value.  The write-down consisted of $16,532 for out of specification and unsalvageable fuel in process and $16,739 to adjust other additional work in process to net realizable value.  There were no cost of sales associated with the sales, since that fuel was produced from feedstock that been expensed for research and development purposes.

 Depreciation expense increased $119,546 from $16,583 in 2006 to $136,129 in 2007.  The increase is a result of additional capital expenditures.

Marketing decreased from $106,778 in 2006 to $83,300 in 2007, a decline of $23,478.  The decease was primarily the result of canceling a sponsorship arrangement in December of 2006.

Research and development rose from $26,544 in 2006 to $43,502, an increase of $16,958.  The Company conducted additional research in the first half of 2007.

General and administrative expenses amounted to $1,921,585 in 2007 compared to $264,281 in 2007.  $664,099 of the $1,657,304 increase was from non-cash expenses recognized for consulting, directors and other operating expenses associated with issuance of warrants and options.   There was an increase of $390,915 in salary expense associated with developing the Company’s administrative capabilities.  The remainder of the increases are primarily associated with a full year of expense and the costs associated with being a public company.

Interest expense increased $104,787 to $111,454 in 2007 when compared to interest expense of $6,667 in 2006.  The increase is associated with advances received and debt placed in 2007 and includes $70,913 in debt discount amortization.

Extraordinary loss in 2007 of $50,366 was due to a fire sustained by the Company in its fuel processor.  The amount reflects the write-off of damaged equipment net of accumulated depreciation of $1,291.  There was no insurance available to cover the loss.  After reviewing the expenditures required to bring the processor back to full production and the economic benefit, the Company determined that its financial interests were best served by making basic repairs and to use the processor for limited production and for testing and demonstration purposes.  It is expected the City of Spanish Fork will require certain improvements to be made in the building and containment equipment before it allows full production to resume.

Liquidity and Capital Resources - Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities and related party advances.  We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

The Company’s working capital was a deficit of $1,055,311 at September 30, 2007 compared to positive net working capital of $54,666 at September 30, 2006.

Net cash used in operating activities amounted to $854,662 in 2007 compared to $283,953 net cash used in operating activities for 2006.

Cash used in investing activities for 2007 amounted to $333,215 in 2007 compared to $144,158 in 2006.

Cash was provided from financing activities in the amount of $1,112,485 compared to $601,927 during the transitional period ended September 30, 2006.

Off-Balance Sheet Arrangements - We do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements– In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting.  This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending September 30, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair ValueMeasurements (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the effect of applying SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair ValueOption for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that FAS 159 will have any material effect on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting forNonrefundable Advance Payments for Goods or Services to be Used in Future Research and DevelopmentActivities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  The Company will adopt this standard at the beginning of The Company’s fiscal year ending September 30, 2010 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are set forth following the Exhibit Index.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 8B. OTHER INFORMATION

On October 31, 2007, the Company accepted the resignations of Steve Nordaker and John Robinson from the Board of Directors of the Company, as reported on the Company’s Form 8-K, filed November 6, 2007.  Mr. Nordaker and Mr. Robinson had served on the Board of Directors since June 19, 2007.  Their resignations did not arise from the Board of Directors did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC. (the “Disengaging Parties”), under which Ron Crafts, John Crawford, Lynn Dean Crawford and James Crawford exchanged a total of 15,750,000 shares of common stock of the Company in exchange for: (i) 100% of the membership interests in Domestic Energy Partners, LLC., the Company’s wholly-owned subsidiary (“DEP”); (ii) certain contracts, certain biodiesel processing equipment related to the Company’s proprietary production technology, office furnishings, transferable tax rebate certificates, documents and copyrights owned by the Company and/or DEP; (iii) all of the rights, title and interest held in the invention identified in the patent application assigned to the Company; and (iv) the Company’s Twin Cessna airplane (the “Asset Sale Agreement”).

Additionally, under the Asset Sale Agreement, DEP assumed all liabilities in connection with, or obligations owed to, Ron Crafts, John Crawford, James Crawford, Lynn Dean Crawford and Culinary Crafts, including certain wages and loans payable (the liabilities have a stated, total of approximately $321,784).

The Asset Sale Agreement also stipulated that Ron Crafts, John Crawford and Lynn Dean Crawford resign from their respective positions with the Company, upon closing.

Seven shareholders of the Company beneficially owning a total of 24,751,000 shares of the Company’s 30,945,001 total issued and outstanding shares of common stock consented to the Asset Sale Agreement, in accordance with Section 7-107-104 and Section 7-112-102 of the Colorado Revised Statutes.  Excluding shareholders with a direct interest in the assets sold in the Asset Sale Agreement, three shareholders beneficially owning a total of 9,001,000 shares consented out of the remaining 15,154,001 total shares that are considered disinterested in the assets of the transaction.

On December 20, 2007, the Company accepted the resignations of Ron Crafts from his positions as Chairman of the Board of Directors and Chief Executive Officer, John Crawford, from his positions as Director and as President and Chief Technology Officer, and Lynn Dean Crawford from his position as Chief Operations Officer.

The resignations, as reported on the Company’s Form 8-K, filed December 21, 2007, were the result of the Board of Director’s and management’s decision to broaden its business plan, as described in the following paragraph, and the resulting Asset Sale Agreement, in response to management’s belief that the proprietary technology included in the Asset Sale Agreement would not be ready for large-scale commercial use in the near term.

The remaining management of the Company continues to focus on the Company’s operations in the biodiesel industry, while shifting its business plan, from a singular focus on biodiesel production through proprietary technology, to a broader business plan including, in addition to research and development of biodiesel fuel technology, the supply of biodiesel raw materials vertically integrated with the marketing and distribution of biodiesel fuel products.   The Company intends to appoint additional management and directors during the first half of 2008.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME	AGE	POSITION

Ron Crafts(1)	50	Chief Executive Officer, Chairman and Director

John Crawford(1)	42	President, Chief Technology Officer and Director

Lynn Dean Crawford(1)	63	Chief Operations Officer

Peter Kristensen(2)	46	Vice President of Corporate Development and Director

F. Briton McConkie(2)	61	Vice President of Business Development and Director

Gary Crook	55	Chief Financial Officer

Steve Nordaker(3)	60	Director

John Robinson(3)	66	Director

David M. Otto	49	Director and General Securities Counsel

(1) On December 20, 2007, the Company Ron Crafts resigned from his positions as Chairman of the Board of Directors and Chief Executive Officer; John Crawford resigned from his positions as Director and as President and Chief Technology Officer; Lynn Dean Crawford from his position as Chief Operations Officer.

(2) In July of 2007 the Company accepted the resignations of Briton McConkie as Vice President of Business Development and Peter Kristensen as Vice President of Corporate Development.  Mr. McConkie and Mr. Kristensen had previously served on the Board of Directors from September 29, 2007, through June 19, 2007, resigning their positions concurrent with the appointment of Steve Nordaker and John Robinson to the Board of Directors on June 19, 2007.

(3) On October 31, 2007, Steve Nordaker and John Robinson resigned from the Board of Directors of the Company.

The above table states the individuals who served as officers and/or directors at any time during the fiscal year ended September 30, 2007.  As described above, several of these individuals resigned both during the fiscal year ended September 30, 2007 and during the first quarter of the fiscal year 2008, subsequent to the period covered in this annual report.  Therefore the descriptions of the backgrounds of the individuals, below, represent historic disclosures regarding these individuals as of September 30, 2007.

Ron Crafts
Chairman, Chief Executive Officer and Chief Financial Officer

Mr. Crafts, age 50, is an entrepreneur with 23 years of experience in business management and operations.  Mr. Crafts was a Utah “Best of State” winner of the “Entrepreneur of the Year” award in 2005 for his successful catering company. Mr. Crafts attended college at Brigham Young University and has a background in accounting.

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

Gary Crook
Chief Financial Officer

Mr. Crook is a Partner in the Salt Lake City practice off Tatum, LLC, whose twenty-five year career includes serving as the Chief Financial and Controller in public, foreign and privately held companies in the business services, healthcare and retailing segments.  His professional accomplishments include coordinating the $4 million acquisition of a radio station and helping take public SOS Staffing Services, a temporary staffing and consulting firm.  Mr. Crook has led two follow-on equity offerings and a private debt placement, raising over $100 million.  He was also a director and chairman of the audit committee for Q Comm International, Inc., an electronic prepaid transaction processor headquartered in Utah (QMMI.PK) prior of the merger of Q Comm into another firm in May 2007.  Mr. Crook holds both a B.S. in Business Economics and Masters in Business Administration from the University of Utah.

Peter Kristensen
Vice President of Corporate Development

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

John K. Robinson
Director,

John Robinson, Ph. D, served as chief executive officer of Houston, Texas-based ChemConnect, Inc. (“ChemConnect”), which he joined in 2000.  ChemConnect is an electronic marketplace for buying and selling chemical feedstocks, commodity and specialty chemicals and polymers.  Between 1983 through 2000, Mr. Robinson was employed with BP, p.l.c. (British Petroleum, “BP”) as Group VP and member of the BP Chemicals Executive Committee.  Mr. Robinson earned his Ph.D. in chemistry from Rice University, and an MBA in Finance from the University of Houston.

Steve A. Nordaker
Director

Steve Nordaker is Senior Vice President of Finance for The Energy Capital Group (“ECG”), a Houston-based development company dedicated to building, owning, and operating gasification units for the refining, petrochemical, and fertilizer industries.  Prior to joining ECG, Mr. Nordaker was employed with JP Morgan Chase and its predecessor entities between 1982 and 2001, where he served as a Managing Director in the Energy Group, specializing in downstream energy and petrochemical, oil refining, pipeline, mining, and commodity/specialty/basic chemical companies.  He received an MBA from University of Houston and a BS in Chemical Engineering from South Dakota School of Mines and Technology.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding the Company’s former CEO and CFO and each of our most highly compensated executive officers whose total annual salary and bonus for the period ended September 30, 2007 and transitional period ended September 30, 2006 exceeded $100,000.   No former or current officer received compensation in excess of $100,000 for the fiscal year ended September 30, 2007 or for the transitional period ended September 30, 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
CEO Ron Crafts Appointed October 2006	2007	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

OPTION GRANTS IN LAST FISCAL YEAR.

In connection with the Independent Directors Services Agreement between the Company and Steve Nordaker, dated June 19, 2007, the Company awarded Mr. Nordaker 100,000 stock options.  Mr. Nordaker subsequently resigned on October 31, 2007.  33,334 options vested immediately upon his appointment.  The remaining 66,666 did not vest prior to his resignation, and therefore are cancelled.  The Company has not issued the 33,334 vested options to Mr. Nordaker as of the date of this filing, but believes that the obligation to issues these options to Mr. Nordaker remains.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
CEO Ron Crafts	0	0	0	$0	N/A	0	$0	0	$0

DIRECTOR Steve Nordaker	33,334	0	0	$2.65	6/18/2017	0	$0	0	$0

(1)
Mr. Nordaker was awarded stock options in the Company at the time of his acceptance of a position on the Board of Directors, on June 19, 2007, from which Mr. Nordaker resigned on October 31, 2007.  33,334 options vested immediately upon his appointment.  The Company has not issued these options to Mr. Nordaker, but believes that the obligation to issues these options to Mr. Nordaker remains, despite of Mr. Nordaker’s resignation.

OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
CEO Ron Crafts	N/A	N/A	N/A	N/A

DIRECTOR Steve Nordaker	N/A	N/A	N/A	N/A

PENSION BENEFITS TABLE

The Company did not offer a pension plan during fiscal year 2007.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2007.

DIRECTOR COMPENSATION DISCLOSURE

In connection with the Independent Directors Services Agreement between the Company and Steve Nordaker, the Company awarded Mr. Nordaker 100,000 stock options in the Company at the time of his acceptance of a position on the Board of Directors, on June 19, 2007.  Mr. Nordaker subsequently resigned on October 31, 2007.  33,334 options vested immediately upon his appointment.  The Company has not issued these options to Mr. Nordaker, but believes that the obligation to issues these options to Mr. Nordaker remains, despite Mr. Nordaker’s resignation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2007, out of a total of 30,945,001 shares of common stock of the Company issued and outstanding:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common, no par value	Ron Crafts 690 West 350 North Spanish Fork, UT 84660	5,291,000	17.10%
Common, no par value	John Crawford 3820 S. Elm Tempe, AZ 85282	5,250,000	16.96%
Common, no par value	Lynn Dean Crawford 5121 Yearling Ave Irvine, CA 92064	3,755,500	12.14%
Common, no par value	Peter Kristensen 7668 Quicksilver Dr. Salt Lake City, UT 84121	2,625,000	8.48%
Common, no par value	F. Briton McConkie 4014 Splendor Way Salt Lake City, UT 84124	2,625,000	8.48%
Common, no par value	David M. Otto 601 Union Street, Suite 4500 Seattle, WA 98164	1,500,000	4.85%[1]
Common, no par value	Gary Crook 355 South 1550 West Spanish Fork, UT 84660	25,000	<1%
Common, no par value	Capital Group Communications I 1750 Bridgeway, Suite A 200 Sausalito, CA 94945	3,751,000	12.12%
Common, no par value	Directors and Officers as a Group	21,071,500	68.0%[2]

(1)	Represents the common stock shares owned by Joseph Martin, LLC, of which David M. Otto is a beneficial owner of 50% of the equity.
(2)
Represents the total as of September 30, 2007, prior to the Asset Sale Agreement (See Item 8B, above) under  which 15,750,000 shares,  including 14,255,500 shares held by Ron Crafts, John Crawford and Lynn Dean Crawford, were returned to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lynn Dean Crawford is the uncle of John Crawford.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$125,049	$5,000
Audit-Related Fees	8,390	--
Tax Fees	5,160	--
All Other Fees	--	--
Total	$138,599	$5,000

The audit fees stated above consisted of fees for the Company's annual financial statements for the year ended September 30, 2007, and for September 30, 2006 and the review of quarterly financial statements for the three periods ended December 31, 2006, March 31, 2007 and the six months ended June 30, 2007, as well as for services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with review of Company documents filed with the SEC.

Tax fees consisted primarily of fees for the filing of the Company’s tax return and for tax compliance, tax advice and tax planning services.

Policy for Pre-Approval of Audit and Non-Audit Services

The Board’s policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Board in accordance with the pre-approval policy. The policy has not been waived in any instance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Orem, Utah on January 14, 2008.

Registrant

Better Biodiesel, Inc.

By:	/s/ Gary Crook
Gary Crook
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on December 29, 2006.

/s/ Gary Crook_______________
Gary Crook
Chief Financial Officer

/s/ David M. Otto____________
David M. Otto
Director, General Securities Counsel, Authorized Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007
10.5	Agreement with TSG-LLC	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB filed February 22, 2007, 2006
16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Attached

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

99.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

Better BioDiesel, Inc.
Consolidated Financial Statements

Contents

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheet	F2
Consolidated Statements of Operations	F3
Consolidated Statement of Stockholders’ Equity	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Better Biodiesel, Inc.
Spanish Fork, Utah

We have audited the accompanying consolidated balance sheet of Better Biodiesel, Inc., and Subsidiary (a development stage company) ("the Company"), as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2007, the nine months ended September 30, 2006, and the period from November 1, 2004, (date of inception) through September 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Better Biodiesel, Inc. and Subsidiary (a development stage company) as of September 30, 2007, and the results of their operations and their cash flows for the year ended September 30, 2007, the nine months ended September 30, 2006, and the period from November 1, 2004 (date of inception) through September 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception and has relied on advances and loans from owners, debt, and sales of shares of its equity for operating capital.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also discussed in Note 2 and Note 16.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

January 11, 2008
Seattle, Washington

F1

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2007
ASSETS	September 30, 2007
Current Assets
Cash and cash equivalents	$ 98,424
Accounts receivable, net of $500 reserve	4,000
Inventory	57,333
Prepaid expenses	20,459
Employee advances	8,000
Total current assets	188,216
Property and equipment, net	439,166
Deposits	25,500
Total assets	$ 652,882
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$ 856,828
Notes payable, net of discount	311,699
Advances payable, related party	75,000
Total current liabilities	1,243,527

Stockholders' Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized,
30,945,001, issued and outstanding	1,147,585
Additional paid in capital	1,102,252
Deficit accumulated during the development stage	(2,840,482)
Total stockholders' (deficit)	(590,645)
Total liabilities and stockholders' (deficit)	$ 652,882

See Notes to Consolidated Financial Statements

F2

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twelve Month Period Ended September 30, 2007 and For the Nine Month Period Ended September 30, 2006 and
For the Period from Inception (November 1, 2004) through September 30, 2007
	For the Twelve Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	From Inception on November 1, 2004 Through September 30, 2007
Sales	$11,925	$-	$11,925
Cost of Sales	33,271		33,271
Gross Profit	(21,346)	-	(21,346)

Operating Expenses
Depreciation	136,129	16,583	154,365
Marketing	83,300	106,778	193,053
Research and development	43,502	26,544	72,341
General and administrative	1,921,585	264,281	2,230,890
Total operating expenses	2,184,516	414,186	2,650,649
Loss from operations	(2,205,862)	(414,186)	(2,671,995)
Interest (expense)	(111,454)	(6,667)	(118,121)
Net Loss Before Extraordinary Item	$(2,317,316)	$(420,853)	$(2,790,116)
Extraordinary Loss - Loss of Assets From Fire	$(50,366)	$-	$(50,366)
Net Loss	$(2,367,682)	$(420,853)	$(2,840,482)
Basic and diluted net loss per common share before extraordinary item	$(0.08)	$(0.18)
Basic and diluted net loss per common share for extraordinary item	$(0.00)	$-
Basic and diluted net loss per common share	$(0.08)	$(0.18)
Weighted average basic and diluted shares
outstanding	30,668,638	2,342,491

See Notes to Consolidated Financial Statements

F3

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception (November 1, 2004) through September 30, 2007
	Preferred Stock		Common Stock			Additional Paid in Capital
	Shares	Amount	Shares	Amount	Subscription Receivable	Shares		Amount	Accumulated Deficit	Total
At inception November 1, 2004	-	$ -	2,000,000	$ -	$ -	-		$ -	$ -	$ -
December 2004 - Sale of common
shares at $0.50per pre-split share	-	-	75,000	-	-	-		-	-	-
Net loss for the two months ended December 31, 2004	-	-	-	-	-	-		-	(1,300)	(1,300)
Balance at December 31, 2004	-	-	2,075,000	-	-	-		-	(1,300)	(1,300)
May 2005 - Sale of common
shares at $0.50per pre-split share	-	-	25,000	-	-	-		-	-	-
December 2005 - Sale of common shares at $0.50
shares at $0.50per pre-split share	-	-	50,000	-	-	-		-	-	-
Net loss for the year ended	-	-	-	-	-	-		-	(50,647)	(50,647)
31-Dec-05
Balance at December 31, 2005	-	-	2,150,000	-	-	-			(51,947)	(51,947)
August 2006 - Sale of common shares at $0.50
per pre-split share	-	-	12,500	-	-	-		-	-	-
August 2006 - Common shares returned and cancelled in exchange
for two former subsidiaries	-	-	(162,500)	-	-	-		-	-	-
September 2006 - Share arising in reverse stock split	-	-	1	-	-	-		-	-	-
September 2006 - Common shares issued upon conversion of
note payable at merger	-	-	1,500,000	506,667	-	-		-	-	506,667
September 2006 - Common shares issued to former LLC Member
of Domestic exchange for cash and property
Energy Partners, LLC in
contributions to DEP	-	-	5,250,000	291,046	-	-		-	-	291,046
September 2006 - Other common
shares issued in merger	-	-	21,750,000	-	-	-	#	-	-	-
Net loss for the nine month period
ended September 30, 2006	-	-	-	-	-	-	#	-	(420,853)	(420,853)
Balance at September 30, 2006	-	-	30,500,001	797,713	-	-			(472,800)	324,913
February 2007 - 11,325 warrant issues	-	-	-	-	-	-		45,764	-	45,764
February 2007 - Discount for beneficial
conversion feature	-	-	-	-	-	-		13,860	-	13,860
May through June 2007 - Sale of units in private placement, each unit consisting of one common share and one warrant, $2.00
per unit, net of fees of $75,500	-	-	377,500	346,545	(82,000)	-		332,955	-	597,500
June 2007 - 28,491 warrants issued as fee in private placement	-	-	-	(65,523)	-	-		65,523	-	-
June 2007 - repricing of 11, 325 warrants issued in February 2007
per warrant agreement	-	-	-	-	-	-		2,073	-	2,073
June 2007 - 67,500 units in exchange for goods and services, each unit consisting of one common share and one warrant, $2.00
per unit	-	-	67,500	68,850	-	-		66,150	-	135,000
June 2007 - 200,000 warrants issued
for financial consulting services	-	-	-	-	-	-		482,215	-	482,215
July 2007 - Receipt of subscription receivable	-	-	-	-	82,000	-		-	-	82,000
June through September 2007 - 100,000 options as director's compensation								93,712		93,712
Net loss for the year ended September 30, 2007	-	-				-			(2,367,682)	(2,367,682)
Balance at September 30, 2007	-	$ -	30,945,001	$ 1,147,585	$ -	-		$ 1,102,252	$ (2,840,482)	$ (590,645)

See Notes to Consolidated Financial Statements

F4

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Month Period Ended September 30, 2007 and For the Nine Month Period Ended September 30, 2006 and
For the Period from Inception (November 1, 2004) through September 30, 2007
	For the Twelve Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	From Inception on November 1, 2004 through September 30, 2007
Cash Flows From Operating Activities
Net loss	$(2,367,682)	$(420,853)	$(2,840,482)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation, including $8,022 capitalized to inventory as of September 30, 2007	144,151	16,583	162,387
Amortization of debt discount	70,913	-	70,913
Non-cash expense for consulting, director fees and other expenses	664,099	-	664,099
Non-cash expense for bad reserve ($500) and carrying value of inventory ($33,269)	33,769	-	33,769
Non-cash expense for extraordinary item - write down of assets lost in fire	50,366	-	50,366
Changes in operating assets and liabilities
Change in accounts receivable	(4,500)	-	(4,500)
Change in inventory	(79,497)	-	(79,497)
Change in prepaid expenses	(2,082)	(18,377)	(20,459)
Change in employee advances	(8,000)	-	(8,000)
Change in deposits	(20,000)	(5,500)	(25,500)
Change in accounts payable and
accrued expenses	663,801	144,194	807,995
Net cash used in operating activities	(854,662)	(283,953)	(1,188,909)
Cash Flows From Investing Activities
Purchases of property and equipment	(333,215)	(144,158)	(477,373)
Cash Flows From Financing Activities
Proceeds from related party for company
expenses, net	75,000	101,927	227,221
Proceeds from notes payable	282,485	-	282,485
Proceeds from sale of 377,500 units, consisting of 377,500 shares and warrants to purchase 377,500 shares valued at $2.00 per unit,
excluding $75,500 in accrued financing fees	755,000	-	755,000
Proceeds from related party notes payable	-	500,000	500,000
Net cash provided by financing
activities	1,112,485	601,927	1,764,706
Net Change In Cash and Cash Equivalents	(75,392)	173,816	98,424
Cash and Cash Equivalents, beginning of period	173,816	-	-
Cash and Cash Equivalents, end of period	$98,424	$173,816	$98,424
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane and other assets by related party	$-	$-	$138,825
Conversion of related party note payable and accrued
interest to common stock	$-	$506,667	$506,667
Conversion of contributions of cash and airplane
by related party to common stock	$-	$291,046	$291,046
Accrued financing fees for private placement of 377,500 units consisting of 377,500 shares and warrants to purchase 377,500 share valued at
$2..00 per unit	$(75,500)	$-	$(75,500)
Issuance of 28,491 warrants as financing fee on 377,500 units private placement	$(65,523)	$-	$(65,523)
Contribution of inventory and assets in exchange for units consiting of shares and warrants valued at $2.00 per unit	$46,828	$-	$46,828

See Notes to Consolidated Financial Statements.
F5

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

DEP was organized as a limited liability corporation on May 18, 2005, although it had commenced operations in November 2004.  Therefore, November 1, 2004, is considered to be its effective date of inception.  DEP was organized to develop alternative fuel sources, particularly the manufacture and distribution of bio-diesel products.  DEP has had $11,925 of revenues to date and has been considered a development stage company since its inception (see Note 7).  DEP comprises the Company’s sole subsidiary and operations and the management of DEP and the Company are the same.  The Company’s headquarters is in Spanish Fork, Utah.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and all intercompany balances and transactions have been eliminated.

On December 20, 2007 the Company transfered certain assets in exchange for the return of 15,750,000 shares of stock, see Note 16.

F6

Note 2.  Going Concern

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained losses and has relied on advances and loans from owners, debt and sales of shares of its equity for operating capital.  To support the Company’s operations for the next year, management has plans to raise between $7 and $8 million in capital by a combination of stockholder loans and private placements.  There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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
F7

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain liquid investments with original maturities of less than three months.  On occasion, the Company has cash balances in excess of federal insurance limits.  No cash has ever been paid for interest expense or income tax.

Accounts Receivable

Accounts receivable consist of $4,500 due from the sale of fuel in March of 2007 and are associated with the tax rebate to be collected by the buyer and passed back to the Company.  The Company has taken a $500 reserve to cover the potential cost to the buyer for amending its tax return, since the Company did not have its Federal tax rebate certificate until after the buyer’s taxes were filed.

Inventory

Inventory consists of raw material for fuel production and fuel production in process and is carried at the lower of average cost or market.  At September 30, 2007 inventory consisted of $32,584 of raw material and $24,749 of fuel production in process, net of a write-down of $33,271 (this amount is included in the cost of sales).  The write-down consisted of $16,532 for out of specification and unsalvageable fuel in process and $16,739 to adjust other additional work in process to net realizable value.

Prepaid Expenses

The Company has recognized pre-payments for its insurance premiums as a prepaid expense.

F8

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and related party advances.  The fair value of all financial instruments approximates the recorded value based on the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  Lease-hold improvements are being depreciated over the term of the lease, excluding option periods.  When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly.  In July of 2007 the Company suffered a fire in its pilot processor, which resulted in the loss of the part of the equipment.  As a result the Company wrote off $50,366 of equipment, net of $1,291 of accumulated depreciation as an extraordinary loss, see Note 14.  Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.  Property and equipment consisted of the following:

Asset Class	Life	September 30, 2007
Airplane	7 years	$138,825
Furniture	5 years	5,694
Office Equipment	3 years	6,830
Leasehold Improvements	Term	125,035
Processing Equipment	5 years	265,966
Tanks	10 years	42,887
Misc. Production Equipment	5 years	15,025
Less — Accumulated Depreciation		(161,096)
Net Property and Equipment		$439,166

F9

On December 20, 2007 the airplane and other assets were transferred in exchange for the return of 15,750,000 shares, see Note 16.

Depreciation expense for the twelve months ended September 30, 2007, the nine months ended September 30, 2006 and from inception (November 1, 2004) through September 30, 2007 was $136,129, $16,583 and $154,365, respectively.  In addition, $8,022 of depreciation was capitalized to inventory for the twelve months ended September 30, 2007 for the time the Company was producing fuel.

Deposits

The Company has $25,500 of long-term deposits.  $20,000 of the deposit is to an engineering firm as a retainer for work that was to be performed, $5,000 is a deposit on the Company’s property lease and there is $500 in miscellaneous deposit.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  The Company recognized $50,366 (net of accumulated depreciation of $1,291) as an extraordinary loss from the write-down of equipment damaged by a fire in July of 2007 in the Company’s pilot processor, see Note 14.  The Company’s management does not believe that any other of the Company’s long-lived assets were impaired as of September 30, 2007.

F10

Revenue Recognition

The Company has had $11,925 of revenues to date from a demonstration test in March of 2007.  Sales of its product are recognized when delivered to customers.

Advertising

Advertising costs, which are included in marketing expense, are expensed as they are incurred. For the twelve months ended September 30, 2007 and the nine months ended September 30, 2006, advertising expense amounted to $50,171 and $6,488 respectively.

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

F11

Loss Per Share

Potential common shares are those issuable upon the conversion or exercise of other potentially dilutive securities such as preferred stock, convertible debt, options, and warrants.  In these financial statements there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

The calculation of weighted average basic shares outstanding reflects a two-for-one reverse stock split in September 2006.  The accompanying financial statements are presented on a post-split basis.  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period.

Common Shares and Equivalents	12 Months Ended September 30, 2007	9 Months Ended September 30, 2006
Weighted average shares used to compute basic and diluted net loss per share	30,668,638	2,342,491
Potentially dilutive securities excluded from loss per share computation:
Warrants related to issuance of notes payable	11,325	--
Warrants related to private equity placement	473,491	--
Warrants related to consulting expense	200,000	--
Options granted to independent director(1)	100,000	--
Securities convertible into common shares(2)	44,000	--
(1)

On October 31, 2007 the holder of the options, Steve Nordaker, resigned from the Company’s board of directors.  At the time of the resignation two-thirds of the options had not vested, resulting in a forfeiture of 66,667 options.  See Note 16.

(2)
The Company had discussions with the convertible note holder regarding changing the terms, but has been unable to reach an agreement.  During November 2007 the Company forwarded the 44,000 shares of common stock.  See Note 16.

F12

Share-Based Payments

Grants of stock options and stock purchase warrants to employees and non-employees are accounted for in accordance with the Financial Accounting Standards Board's State of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") and with the Financial Accounting Standard Board's Emerging Issue Tast Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18").  To calculate the value of share-based payments, the Company used the Black-Scholes fair vale option-pricing model.

Recent Accounting Developments

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting.  This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending September 30, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair ValueMeasurements (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the effect of applying SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair ValueOption for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that FAS 159 will have any material effect on its financial statements.

F13

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting forNonrefundable Advance Payments for Goods or Services to be Used in Future Research and DevelopmentActivities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  The Company will adopt this standard at the beginning of The Company’s fiscal year ending September 30, 2010 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2010.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

F14

Note 4.  Related Party Transactions

During 2007 Gary Crook, the Company’s CFO, (who remains a partner in Tatum, LLC) engaged Tatum, LLC to assist in completing the filing of the Company’s 10-QSB’s for the periods ending December 31, 2006 and March 31, 2007 and to assist in the documentation of accounting controls for production during the three months ending June 30, 2007.  The cost of the engagements to the Company has totaled $13,800.

During the twelve months ended September 30, 2007 Ron Crafts, the Company’s Chief Executive Officer, advanced the Company $75,000.  Interest is being accrued at 8% per annum.  Subsequent to September 30, 2007 the advance, along with accrued interest was transferred to Domestic Energy Partners, LLC (see Note 16).

Ron Crafts, the Company’s Chief Executive Officer, purchased 41,000 units of the Company’s Private Placement in May 2007, described in Note 11, for consideration of $82,000.  Gary Crook, the Company’s Chief Financial Officer, purchased 25,000 units for consideration of $50,000 in the same Private Placement.  The terms of the transaction for Mr. Crafts and Mr. Crook were the same as that of the other investors.

David M. Otto is general securities counsel and a director of the Company and a principal at The Otto Law Group, PLLC.  The Company has expensed and accrued $100,620 in legal fees to The Otto Law Group, PLLC, as of and for the twelve months ended September 30, 2007.

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

F15

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

F16

As of the effective date of inception of DEP’s development stage (November 1, 2004), the Company, then operating as MSH, had 4,000,000 shares of its common stock issued and outstanding.  In August 2006, two former stockholders of MSH exchanged a total of 325,000 common shares for two former subsidiaries of MSH, which comprised all of the assets and liabilities of MSH.  The remaining common stock shares of MSH were then subject to a two-for-one reverse split, resulting in 2,000,001 shares of its common stock issued and outstanding at the time of merger.  These stockholders, combined with the new shares issued in the merger, comprise the 30,500,001 shares of the Company’s common stock issued and outstanding at September 30, 2006.  During May and June of 2007 the Company issued 377,500 shares and 377,500 warrants in exchange for $755,000 in cash consideration and 67,500 shares and 67,500 warrants in exchange for $135,000 of goods and services, see Note 11.  Total shares outstanding as of September 30, 2007 were 30,945,001.  The Company has also issued 11,325 warrants associated with the issuance of debt, 28,491 warrants as a private placement fee for the Private Placement of equity in 2007 and 200,000 warrants as a consulting fee, see Note 11.  There is a convertible debenture outstanding that is convertible into 44,000 shares of common stock.  The shares were issued in November 2007, see Note 16. The Company is authorized to issue a total of 200,000,000 shares of common stock.

The Company also has 5,000,000 shares of no par value preferred stock authorized but none is issued.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

The Company left in place an incentive stock option plan established by MSH in 2002 but there are no stock grants issued or outstanding under the plan and the Company’s Board of Directors has not allocated any stock to the plan.  The Company has issued options to purchase 100,000 shares of common stock to an independent director as part of his board services agreement, see Notes 12 and 16.

F17

A summary of the accounting for the merger of the Company and DEP follows (in thousands):

	BBD (formerly MSH)				DEP
	As of 9/29/06 before merger	Merger adj.		As of 9/29/06 after merger	As of 9/29/06 before merger	Merger adj.		As of 9/29/06 after merger	Consol. Adj.		BBD - Consol. Post- Merger
ASSETS:
Current assets	$0	$0		$0	$192	$0		$192	$0		$192
PPE & other assets	0	0		0	270	0		270	0		270
Due from subsidiary	0	507	(1)	507					(507	)(3)	0
Investment in subsidiary	0	(182	)(2)	(182)					182	(4)	0
TOTAL ASSETS	$0	$325		$325	$462	$0		$462	$(325)		$462

LIABILITIES & EQUITY:
LIABILITIES:
Current liabilities	$0	$0		$0	$138	$0		$138	$0		$138
Conv. note payable to related party					507	(507	)(1)	0	0		0
Advances from parent					0	507	(1)	507	(507	)(3)	0
TOTAL LIABILITIES	0	0		0	644	0		644	(507)		138

EQUITY:
BBD Stockholders’ Equity:
BBD Preferred Stock	0	0		0					0		0
BBD Common Stock	0	507	(1)	798					0		798
		291	(2)
BBD Retained Earnings (Deficit)	0	(473	)(2)	(473)					0		(473)
DEP Members’ Capital:
DEP Contrib. by LLC member					291	0	(5)	291	(291	)(4)	0
DEP Accumulated Deficit					(473)	0		(473)	473	(4)	0

TOTAL EQUITY	0	325		325	(182)	0		(182)	182		325

TOTAL LIAB. & EQUITY	$0	$325		$325	$462	$0		$462	$(325)		$462

Notes:

1.	Record the conversion of the DEP convertible note payable and accrued interest payable to 1,500,000 BBD common shares.

2.	Record the net book value of the net assets of DEP on the books of BBD.

3.	Eliminate intercompany advances.

4.	Eliminate BBD’s investment in DEP.

5.	Contributions by LLC Member:

	Cash - per consolidated statement of Cash Flows	$152

	Contribution of airplane to DEP	139

	Total	$291

F18

Note 7.  Development Stage Operations

By virtue of its merger with DEP, which became its sole operations, the Company is considered to be in the development stage in accordance with the Financial Accounting Standards Board SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Since its inception, DEP has devoted substantially all of its time to raising capital, obtaining financing, and research and development activities.  Furthermore, DEP has had a total of $11,925 of revenues and has had recurring losses since its inception.

Total stockholders’ equity on the balance sheet includes the deficit accumulated during the development stage of $2,840,482 through September 30, 2007.

Note 8. Notes Payable

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February of 2007 a note payable was executed in exchange for the advance.  The interest rate on the note is 6% per annum.  Principal and accrued interest are due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million.  Warrants to purchase 5,000 shares of the Company’s common stock were issued to the investor in conjunction with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share and expire in February of 2009.  The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price.  The warrants were valued utilizing the Black-Scholes model with volatility of 192%, a risk free interest rate of 4.8%, an expected life of two years, and a dividend yield of 0% resulting in a value of $4.17 per warrant.  The valuation has been taken as a $17,253 discount on the note payable which is being expensed over the life of the note.  The discount was determined based on the relative fair value of the warrants and the note. During May and June 2007 the Company issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant resulting in an increase in valuation of $1,243.  All of the change was expensed as interest.  As of September 30, 2007 the debt discount amounted to $8,301 and accrued interest was $5,339.

F19

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group in anticipation of negotiating and executing a debt agreement.  In February of 2007, pursuant to a subscription agreement between National Real Estate and the Company,  a convertible debenture was executed in exchange for the advance.  The debenture matured at March 31, 2007 and had accrued interest of $20,000.  Both the subscription agreement and the debenture provides that, at maturity, the Company has the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price.  The Company has valued the beneficial conversion feature at $13,860 and taken that amount as a discount on the debenture.  Warrants to purchase 3,125 shares of the Company’s common stock with an initial exercise price of $8.00 and an exercise period of 3 years were issued to the debenture holder. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192%, a risk free interest rate of 4.7%, an expected life of three years and a dividend yield of 0% resulting in a value of $4.44 per warrant.  The valuation has been taken as a $12,962 discount on the debenture.  The discount was determined based on the relative fair value of the warrants and note.  Placement fees of $17,515 were paid to an outside party for securing the financing.  In addition, warrants were issued to that party to purchase 3,200 shares of the Company’s common stock with an initial exercise price of $5.00 with an exercise period of 5 years for placement services rendered. The exercise price of the warrant may be adjusted downward if the Company issues common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with volatility of 192%, a risk free interest rate of 4.7% an expected life of five years, and a dividend yield of 0% resulting in a value of $4.86 per warrant.  The valuation of $15,549 and the placement fee of $17,515 were taken as a as an additional discount on the debenture.   The discount was determined based on the relative fair value of the warrants and note. As of March 31, 2007, the maturity date, the debt discount of $59,786 was fully amortized to interest and  $20,000 of accrued interest  at that date was transferred from accrued interest to principal. Since March 31, 2007, interest has been accruing at 10% per annum resulting in accrued interest of $11,000 at September 30, 2007.  During May and June 2007 the Company issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant associated with the debenture resulting in an increase in valuation of $830.  All of the change was expensed as interest.  The Company provided notice to National Real Estate Solutions Group to convert its subordinated convertible debenture, but national Real Estate Solutions Group requested certain amendments to the agreement in lieu of conversion of the debenture.  The Company has been in discussions with the debenture holder.  In November of 2007 the Company issued the note holder, National Real Estate Solutions Group, 44,000 shares of common stock, per the note agreement.  Despite the stated terms of the above referenced subscription agreement and the convertible debenture, National Real Estate Solutions Group takes the position that the Company is obligated to repay the convertible debenture, in cash.  In reliance on these documents, the Company disputes National Real Estate Solutions Group’s position, but remains committed to reaching an agreement acceptable to both parties.  Because the 44,000 shares were issued to National Real Estate Solutions Group, but National Real Estate Solutions Group maintains its position that it remains a debt-creditor of the Company, the Company will state National Real Estate Solutions Group as a both a shareholder and debt-creditor until a definitive agreement is reached, see Note 16.

F20

Note 9.  Related Party Advances

As of September 30, 2007 Ron Crafts, the Company’s Chief Executive Officer, had advanced the Company $75,000.  Interest is being accrued at 8% per annum.  Accrued interest at September 30, 2007 amounted to $3,785.

Note 10.  Commitments and Contingencies

The Company leases its property, consisting of building and property for $5,000 per month.  Rent expense for the twelve months end September 30, 2007 and the nine months end September 30, 2006 was $60,000 and $15,000 respectively. The lease expires in July of 2008, with four, two-year renewal option periods.  The exercise of the renewal option allows the lease payment to be adjusted by 75% of the change in the Consumer Price Index in the preceding two year period.

Future minimum lease payments are as follows for the year ending September 30:

2008	$50,000

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered.  The value of these services were deemed to be $120,000 (based on the closing price of shares on the grant date).  As of September 30, 2007, the shares have not been issued, but a liability has been recorded and is included in accounts payable and accrued expenses.  An additional $20,000 of expense has been recorded under the terms of an agreement with one of the parties, resulting in a total liability of $140,000.

During 2007 the board of directors resolved to issue Gary Crook, the Company’s Chief Financial Officer, 305,000 options.  On October 12, 2007, the board of directors adjusted the still unissued option grant to 500,000 options.  The options have not been issued as of yet and no terms or conditions have been determined.

The Company has an engagement letter with Thomas Lloyd (a financial advisor to the Company) to issue an additional 300,000 warrants at the completion of a $10 million, or higher, financing or upon termination of the underlying engagement.  In addition, the Company has a $75,500 accrual for the placement associated with the Company’s private placement from May and June of 2007.  The fee is due at the completion of a $10 million, or higher financing, or upon termination of the underlying agreement, see Note 11.

F21

Note 11.  Common Stock and Warrants

During May and June 2007 the Company sold 377,500 units in a private placement.  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000.  The Company’s Chief Executive Office and Chief Financial Officer purchased 41,000 units and 25,000 units, respectively.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.  The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  Analysis utilizing the Black-Scholes model utilizing volatility of 184%, an interest rate of 5.1%, an expected life of five years, and a dividend yield of 0% resulted in an allocation of proceeds of $385,050 to common stock (51%) and $369,950 to the warrants as additional paid in capital (49%).  The Company accrued $75,500 as a placement fee that is payable at a larger round of financing or as a result of terminating the underlying agreement.  The Company also issued 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless.  The warrants were valued utilizing the Black- Scholes model utilizing a volatility of 184%, a risk free rate of 5.1%, an expected life of five years, and a dividend yield of 0%.  The $65,523 value was recorded as a reduction to common stock proceeds.

In June 2007 the Company issued 67,500 units consisting of 67,500 shares of common stock and warrants to purchase 67,500 shares of common stock valued at $2.00 per unit.  The terms and conditions are the same as the private placement, excluding placement fees.  In exchange the Company received $11,107 of inventory, $35,721 of property, plant, and equipment and $88,172 of services and other expenses.  The $135,000 was allocated 51% to common stock and 49% to additional paid in capital.

In June 2007 the Company issued 200,000 warrants with an exercise of $2.65 per warrant and a five year expiration to a company in exchange for services.  The warrants were valued utilizing the Black-Scholes model utilizing 184% volatility, a risk free rate of 5.1%, an expected life of five years and a dividend yield of 0% resulting in a value of $482,215 which was immediately expensed.

F22

Note 12. Options

The Company has granted options to a director of the Company.  The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  During June 2007 100,000 options were issued to a director with an exercise price of $2.65, which expire in June 2017.  One-third of the options vest upon execution of the agreement with the director, another one-third vesting on the last day of the first year of the execution of the agreement and the remaining one-third on the last day of the second year of the execution of the agreement.  The options were valued utilizing the Black-Scholes model with volatility of 181%, a risk-free rate of 5.1%, an expected life of five years and a dividend yield of 0% resulting in a fair value of $2.19 per option.  Compensation expense is amortized over the vesting period of the option on a straight-line basis resulting in $93,712 in compensation expense for the twelve months ended September 30, 2007.  On October 31, 2007 the option holder, Steve Nordaker, resigned his board seat.  At the time of the resignation 33,333 options were vested and 66,667 options were not vested.  The $93,712 compensation expense at September 30, 2007 consisted of $73,110 expense on vested options and $20,602 in accrued compensation amortized toward the next vesting period, see Note 16.

Note 13. Sales

In March of 2007 the Company sold 4,500 gallons of biodiesel fuel to a potential customer as part of negotiating a letter of intent for Better Biodiesel to deliver fuel in the future.  The purpose of the delivery was for the potential customer to run tests of the fuel in actual driving conditions and in the laboratory.  The Company received $11,925 in revenue for delivering the fuel.

During June of 2007 the Company began continuous production of biodiesel fuel, primarily to optimize the design of a new 10 million gallon per year processor.  The Company was still in the process of modifying its process as of July 25, 2007 when a fire in the fuel processor halted production, see Note 14.  The Company has made basic repairs to the processor and has only used the processor for limited production testing since then.  No fuel has been sold since March of 2007.

F23

Note 14. Extraordinary Loss

On July 25, 2007 the Company sustained a fire to its fuel processor which caused the Company to temporarily suspend fuel production at its production facility.  As a result of the fire damage the Company wrote off $50,366 worth of equipment, net of $1,291 of accumulated depreciation and no expected salvage value, as an extraordinary loss.  There was no insurance available to cover the loss.

After reviewing the expenditures required to bring the processor back to full production and the economic benefit, the Company determined that its financial interests were best served by making basic repairs and to use the processor for limited production and for testing and demonstration purposes.

Note 15. Income Taxes

Significant components of the Company's deferred tax assets and liabilities and related valuation allowances are as follows as of September 30:

2007
Deferred tax assets:
Net operating loss carryforwards	$557,252
Option / warrant compensation	244,434
Other	10,219
Total net deferred tax assets	811,905
Valuation allowance	$(811,905)
Deferred tax assets, net of valuation allowance	$--

The Company has established a valuation allowance to fully offset the $811,905 deferred tax asset as of September 30, 2007, due to the uncertainty of future realization of the net deferred tax assets.  The ability to realize any deferred tax asset is dependent on generating future taxable income.

During the twelve months ended September 30, 2007 and the nine months ended September 30, 2006, the valuation allowance increased by $771,042 and $40,863, respectively.

The difference between the tax at the statutory federal tax rate and no tax provision recorded by the Company for the twelve months ended September 30, 2007, and the nine months ended September 30, 2006, is primarily due to the Company's full valuation allowance against its deferred tax assets.

At Setember 30, 2007 the Company had net operating loss carryforwards for the Federal income tax purposes of approximately $1.6 million to offset future income that expire beginning in 2021.  Utilization of the carryforwards is dependent on generating future taxable income.
F24

Note 16.  Subsequent Events

In November of 2007 the Company issued 44,000 shares of common stock to National Real Estate Solutions Group (“National Real Estate”) per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”) after National Real Estate and the Company failed to reach an agreement on an amendment to the Securities Agreement.  Despite the written terms of the Security Agreement, National Real Estate takes the position that the Company remains obligated to repay the convertible debenture in cash.  The Company continues to rely on the written terms of the Security Agreement to support its right to convert the debentures and issue the shares, but remains committed to reaching an agreement acceptable to both parties.  Because the 44,000 shares were issued to National Real Estate, but National Real Estate Solutions Group maintains its position that it remains a debt-creditor of the Company, the Company will state National Real Estate Solutions Group as a both a shareholder and debt-creditor until a definitive agreement is reached,

On October 31, 2007, the Board of Directors (the “Board”) of Better Biodiesel, Inc. (the “Company”) accepted the resignations of Steve Nordaker and John Robinson from the Board.  Mr. Nordaker and Mr. Robinson had served on the Board since June 19, 2007.  The resignations of Mr. Nordaker and Mr. Robinson from the Board do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.  The Company is currently interviewing potential Board candidates who can facilitate strategic relationships for the Company within the biodiesel industry.

On November 6, 2007, the Company executed a letter of intent with Green Energy Technology, Inc. (“GET”) to enter into a share exchange, whereby, upon the development, execution and closing of a definitive agreement by November 30, 2007, 15,750,000 shares of the Company’s common stock and the Company’s best efforts commitment to facilitate capital financing shall be exchanged for 100% of the common stock of GET, and GET will become a wholly owned subsidiary of the Company.  GET plans to realign the focus of the Company’s business from a technology-based producer of biodiesel fuel to a vertically integrated business comprised of: i) the procurement of low cost and diversified feedstock; ii) biodiesel fuel production using proven, established technologies; iii) the distribution of internally produced petro-biodiesel blended fuel; and iv) the research and development of future renewable, cost-beneficial feedstocks.  As of January 2008, the parties were unable to reach a definitive agreement and have terminated further discussions.

Also, on November 6, 2007, the Company executed a letter of intent with Ron Crafts, the Company’s Chairman and Chief Executive Officer, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC., whereby common stock of the Company owned by Ron Crafts, John, James and Lynn Dean Crawford will be returned to the Company in exchange for: i) 100% of the membership interests in Domestic Energy Partners, LLC., the Company’s wholly owned subsidiary (“DEP”); ii) all accounts, contracts, equipment, furnishings, miscellaneous personal property, fixtures, general intangibles, transferable tax rebate certificates, documents and copyrights owned by the Company and/or DEP; iii) all of the rights, title and interest held in the invention identified in the patent application assigned to the Company; iv) the Company’s Twin Cessna airplane; and v) all liabilities in connection with, or obligations owed to, Mr. Crafts, John, James and Lynn Dean Crawford and/or Culinary Crafts.  Under this letter of intent, Ron Crafts, John Crawford and Lynn Dean Crawford will resign from their respective positions with the Company.

F25

The Company filed an 8-K on the board member resignations and the letters of intent on November 6, 2007.

On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC., under which Ron Crafts, John Crawford, Lynn Dean Crawford and James Crawford exchanged a total of 15,750,000 shares of common stock of the Company in exchange for: (i) 100% of the membership interests in Domestic Energy Partners, LLC., the Company’s wholly-owned subsidiary (“DEP”); (ii) certain contracts, certain biodiesel processing equipment related to the Company’s proprietary production technology, office furnishings, transferable tax rebate certificates, documents and copyrights owned by the Company and/or DEP; (iii) all of the rights, title and interest held in the invention identified in the patent application assigned to the Company; and (iv) the Company’s Twin Cessna airplane (the “Asset Sale Agreement”).

Additionally, under the Asset Sale Agreement, DEP assumed all liabilities in connection with, or obligations owed to, Ron Crafts, John Crawford, James Crawford, Lynn Dean Crawford and Culinary Crafts, including certain wages and loans payable.  The Asset Sale Agreement also stipulated that Ron Crafts, John Crawford and Lynn Dean Crawford resign from their respective positions with the Company, upon closing.

Seven shareholders of the Company beneficially owning a total of 24,751,000 shares of the Company’s 30,945,001 total issued and outstanding shares of common stock consented to the Asset Sale Agreement, in accordance with Section 7-107-104 and Section 7-112-102 of the Colorado Revised Statutes.  Excluding shareholders with a direct interest in the assets sold in the Asset Sale Agreement, three shareholders beneficially owning a total of 9,001,000 shares consented out of the remaining 15,154,001 total shares that are considered disinterested in the assets of the transaction.

On December 17, 2007, the Company executed a letter of intent with GeoAlgae Technology, Inc., a Wyoming corporation (“GAT”), to enter into an acquisition agreement (the “Exchange”) whereby Better Biodiesel will acquire 100% of GAT, which will become a wholly-owned subsidiary of the Company, in exchange for (i) 3,300,000 shares of common stock of Better Biodiesel and  (ii) Better Biodiesel’s commitment to make 6,700,000 shares available as additional compensation, issuable to GAT subject to following performance based criteria, to be definitively determined in the Exchange.  GAT is both (i) a development stage biodiesel supply and distribution company and (ii) currently developing proprietary technology that its management believes will enable the production of biodiesel fuel on a commercial scale using green algae as feed stock.
F26