Form 10QSB
period 2007-12-31
BETTER BIODIESEL, INC
filed 2008-02-20
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-67174

GEOBIO ENERGY, INC.
 (A Development Stage Company)
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1153946
 (IRS Employer Identification Number)

601 Union Street, Suite 4500
Seattle, WA 98121
 (Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 838-9715

BETTER BIODIESEL, INC.
355 South 1550 West
Spanish Fork, UT 84660
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Company's common stock outstanding on February 1, 2008: 33,439,001

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

GEOBIO ENERGY, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2007

INDEX

Index

Part I.	Financial Information

Item 1. Financial Statements

Condensed Balance Sheet as of December 31, 2007 (unaudited)

Condensed Statements of Operations for the three months period ended December 31, 2007 and December 31, 2006 and for the Period from Inception (November 1, 2004)
through December 31, 2007 (unaudited)

Condensed Statements of Cash Flows for the three month periods ended December 31, 2007 and December 31, 2006 and for the Period from Inception (November 1, 2004)
through December 31, 2007 (unaudited)

Notes to Unaudited Condensed Financial Statements

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

Item 6. Exhibits

Signatures

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

GeoBio Energy, Inc’s (the “Company” or “GeoBio Energy”; or, at times when describing specific events occurring prior to the Company’s February 15, 2008 name change, referred to by its former name “Better Biodiesel”) 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

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

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
December 31, 2007
(Unaudited)
ASSETS	December 31, 2007
Current Assets
Cash and cash equivalents	$112
Prepaid expenses	12,265
Employee advances	3,000
Total current assets	15,377
Property and equipment, net	-
Deposits	20,000
Total assets	$35,377
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$746,235
Notes payable	93,606
Advances payable, related party	3,000
Total current liabilities	842,841

Stockholders' Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized,
15,239,001, issued and outstanding	1,367,585
Additional paid in capital	1,102,252
Deficit accumulated during the development stage	(3,277,301)
Total stockholders' (deficit)	(807,464)
Total liabilities and stockholders'	$35,377

See Notes to Condensed Consolidated Financial Statements

BETTER BIODIESEL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended December 31, 2007 and December 31, 2006 and
For the Period from Inception (November 1, 2004) through December 31, 2007
(Unaudited)
	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	From Inception on November 1, 2004 Through December 31, 2007
Sales	$-	$-	$11,925
Cost of sales	20,922	-	54,193
Gross profit (loss)	$(20,922)	$-	$(42,268)

Operating Expenses
Depreciation	30,359	9,771	184,724
Marketing	114	69,287	193,167
Research and development	(165)	33,508	72,176
General and administrative	246,045	460,853	2,476,935
Loss from write down of impaired assets	116,108	-	116,108
Total operating expenses	392,461	573,419	3,043,110
Loss from operations	(413,383)	(573,419)	(3,085,378)
Interest (expense)	(23,436)	(6,392)	(141,557)
Net loss from continuing business operations before
extraordinary item	$(436,819)	$(579,811)	$(3,226,935)
Extraordinary item- loss of assets from fire	$-	$-	$(50,366)
Net loss	$(436,819)	$(579,811)	$(3,277,301)
Basic and diluted net loss per common share before extraordinary item	$(0.02)	$(0.02)
Basic and diluted net loss per common share for extraordinary item	-	-
Basic and diluted net loss per common share	$(0.02)	$(0.02)
Weighted average basic and diluted shares
outstanding	29,084,327	30,500,001

See Notes to Condensed Consolidated Financial Statements

BETTER BIODIESEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Month Period Ended December 31, 2007 and For the Three Month Period Ended December 31, 2006, and
For the Period from Inception (November 1, 2004) through December 31, 2007
(Unaudited)
	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	From Inception on November 1, 2004 through December 31, 2007
Cash Flows From Operating Activities
Net loss	$(436,819)	$(579,811)	$(3,277,301)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation, including $8,022 capitalized to inventory as of September 30, 2007	30,359	9,771	192,746
Amortization of debt discount	1,907	4,888	72,820
Non-cash expense for consulting, director fees and other expenses	-	-	664,099
Non-cash expense for bad debt reserve and carrying value of inventory	24,922	-	58,691
Non-cash expense for extraordinary item - write down of assets lost in fire	-	-	50,366
Non-cash expense for impairment of business operating assets	116,058	-	116,058
Changes in operating assets and liabilities
Change in accounts receivable	-	-	(4,500)
Change in inventory	-	-	(79,497)
Change in prepaid expenses	8,194	18,377	(12,265)
Change in employee advances	(1,000)	-	(9,000)
Change in deposits	-	(20,000)	(25,500)
Change in accounts payable and
accrued expenses	155,067	301,712	963,062
Net cash used in operating activities	(101,312)	(265,063)	(1,290,221)
Cash Flows From Investing Activities
Purchases of property and equipment	-	(163,446)	(477,373)
Cash Flows From Financing Activities
Proceeds from related party for company
expenses, net	3,000	-	230,221
Proceeds from notes payble	-	282,485	282,485
Proceeds from sale of 377,500 units, consisting of 377,500 shares and warrants to purchase 377,500 shares valued at $2.00 per unit,
excluding $75,500 in accrued financing fees	-	-	755,000
Proceeds from related party notes payable	-	-	500,000
Net cash provided by financing
activities	3,000	282,485	1,767,706
Net Change In Cash and Cash Equivalents	(98,312)	(146,024)	112
Cash and Cash Equivalents, beginning of period	98,424	173,816	-
Cash and Cash Equivalents, end of period	$112	$27,792	$112
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane and other assets by related party	$-	$-	$138,825
Conversion of related party note payable and accrued
interest to common stock	$-	$-	$506,667
Conversion of contributions of cash and airplane
by related party to common stock	$-	$-	$291,046
Accrued financing fees for private placement of 377,500 units consisting of 377,500 shares and warrants to purchase 377,500 share valued at
$2..00 per unit	$-	$-	$(75,500)
Issuance of 28,491 warrants as financing fee on 377,500 units private
placement	$-	$-	$(65,523)
Contribution of inventory and assets in exchange for units
consisting of shares and warrants valued at $2.00 per unit	$-	$-	$46,828
Non-cash adjustment of assets and liabilities from impairment and subsequent disposition:
Disposition of inventory	$36,411	$-	$36,411
Disposition of advances	$6,000	$-	$6,000
Disposition of deposits	$5,500	$-	$5,500
Disposition of property and equipment	$408,807	$-	$408,807
Settlement of payroll obligations	$(260,750)	$-	$(260,750)
Settlement of related party payable	$(79,910)	$-	$(79,910)
Conversion of note payable to common stock	$(220,000)	$-	$(220,000)

See Notes to Condensed Consolidated Financial Statements

Note 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

As discussed in Note 9, on February 15, 2008, Better Biodiesel, Inc. (the Company) changed its name to GeoBio Energy, Inc. The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on January 15, 2008.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

Note 2.  GOING CONCERN CONSIDERATIONS

The Company’s condensed financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2007, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital.  Additionally, the Company has sustained additional operating losses for the three months ended December 31, 2007 of $436,819.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies  used in the preparation of our audited financial statements are disclosed in the notes to our audited annual financial statements for the fiscal year ended September 31, 2007 included in its Form 10K-SB. Updated disclosures regarding such policies are set forth below.

Accounts Receivable

Accounts receivable consisted of  a net $4,000 due from the sale of fuel in March of 2007 and are associated with the tax rebate to be collected by the buyer and passed back to the Company.  The Company has taken a $4,000 reserve in anticipation that the receivable will not be collectable. The net value of accounts receivable at December 31, 2007 is zero.

Inventory

Inventory carried at the lower of average cost or market of $57,333 at September 30, 2007  has been adjusted to zero value. Inventory of $36,411 was determined to be impaired and was transferred to Domestic Energy Partners LLC (DEP)  under an Asset Purchase, Settlement and Mutual Release Agreement . The inventory that was transferred to DEP was determined to be impaired as part of the technology the Company moved away from. Inventory in the amount of $20,922 was written down to net realizable value of zero upon determination by the Company that it was unsalable. There was no inventory remaining at December 31, 2007.

Property and Equipment

In response to management’s belief that the proprietary technology acquired in the September  2006 Exchange Agreement with Domestic Energy Partners, LLC would not be ready for large-scale commercial use in the near term, the Company recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  The Company subsequently entered into an Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP for them to take back the technology and related assets.  These members also agreed to assume certain related liabilities, which had the net effect of adjusting the loss from impairment to $116,108. The following table sets forth the calculation of this impairment loss. Subsequent to the impairment loss, the Company exchanged the technology including the impaired assets and liabilities for 15,750,000 shares of the Company’s common stock held by the members of DEP. No value was assigned for these shares which had no value assigned at the time of original issuance. As of December 31, 2007 the Company has no property and equipment.

Assets and liabilities impaired:
Cash	$50
Inventory	36,411
Advances	6,000
Deposits	5,500
Property and equipment	408,807
Accrued payroll obligations	(260,750)
Cash advance payable to former CEO
including interest	(79,910)
Total expense for impairment of business
operating assets	$116,108

Depreciation expense for the three months ended December 31, 2007 and from inception (November 1, 2004) through December 31, 2007 was $30,359 and $184,724, respectively.

Impairment  of Long Lived Assets

All of the long lived assets were impaired in the three months ended December 31, 2007. See Property and Equipment of this Note.

Loss per Share

Weighted average shares were 29,084,327 for the three months ended December 31, 2007.

Note 4. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007, Ron Crafts left the Company. Related party  advances of $75,000 and interest thereon of $4,910 were settled in the Asset Purchase, Settlement and Mutual Release Agreement effective December 20, 2007. See Property and Equipment of this Note. See also Property and Equipment of Note 3.

David M. Otto is general securities counsel and a director of the Company and a principal at The Otto Law Group, PLLC.  The Company has paid and accrued and expensed $83,787 in legal fees to The Otto Law Group, PLLC, as of and for the three months ended December 31, 2007.

As of December 31, 2007, the Company’s former Chief Executive Officer, and a Director each advanced the Company $1,500. The Company intends to repay the advances.

Note 5.  NOTES PAYABLE

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February of 2007 a note payable was executed in exchange for the advance. As of December 31, 2007 the debt discount amounted to $6,394 and accrued interest was $6,839.

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February of 2007, pursuant to a subscription agreement between National and the Company, a convertible debenture was executed in exchange for the advance.  The debenture matured at March 31, 2007 and had accrued interest of $20,000.  At maturity the Company has the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price of $5.00. The Company provided notice to National to convert its subordinated convertible debenture, but National requested certain amendments to the agreement in lieu of conversion of the debenture.  The Company has been in discussions with the debenture holder.  In November of 2007 the Company issued the note holder, National, 44,000 shares of common stock, per the note agreement.  The issuance of these 44,000 shares at $5.00 per share was treated as the conversion of the $220,000 note payable to National into common stock of the Company. Despite the stated terms of the above referenced subscription agreement and the convertible debenture, National takes the position that the Company is obligated to repay the convertible debenture, in cash.  In reliance on these documents, the Company disputes National’s position, but remains committed to reaching an agreement acceptable to both parties.  Because the 44,000 shares were issued to National, but National maintains its position that it remains a debt-creditor of the Company, the Company will state National as a both a shareholder and debt-creditor until a definitive agreement is reached. Since March 31, 2007 interest has been accruing at 10% per annum resulting in accrued interest of $16,500 at December 31, 2007.

Note 6.  CONTINGENCY

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered.  The value of these services  was deemed to be $120,000 (based on the closing price of shares on the grant date).  As of December 31, 2007, the $60,000 obligation has been assumed by  Domestic Energy Partners, LLC as part of the December 20, 2007 Asset Purchase, Settlement and Mutual Release Agreement  between DEP and the Company. See Note 3 – Property and Equipment. As of December 31, 2007, the shares to the other party have not been issued.   A liability of $60,000 has been recorded and is included in accounts payable and accrued expenses.  An additional $20,000 of expense has been recorded under the terms of an agreement with this party, resulting in a total recorded liability of $80,000. The settlement of this liability continues to be in process.

During 2007 the board of directors resolved to issue Gary Crook, the Company’s Chief Financial Officer, 305,000 options.  On October 12, 2007, the board of directors adjusted the still unissued option grant to 500,000 options.  The options have not been issued as of yet and no terms or conditions or the certainty of  issuance have been determined.

The Company has an engagement letter with Thomas Lloyd (a financial advisor to the Company) to issue an additional 300,000 warrants at the completion of a $10 million, or higher, financing or upon termination of the underlying engagement.  In addition, the Company has a $75,500 accrual for the placement associated with the Company’s private placement from May and June of 2007.  The fee is due at the completion of a $10 million, or higher financing, or upon termination of the underlying agreement. The underlying agreement has been superseded. See Note 9.

Note 7. COMMON STOCK AND WARRANTS

As discussed in Note 5, in November of 2007 the Company issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”) after National and the Company failed to reach an agreement on an amendment to the Securities Agreement.  The issuance of these 44,000 shares at $5.00 per share was treated as the conversion of the $220,000 Note Payable to National into common stock of the Company. Despite the written terms of the Security Agreement, National takes the position that the Company remains obligated to repay the convertible debenture in cash.  The Company continues to rely on the written terms of the Security Agreement to support its right to convert the debentures and issue the shares, but remains committed to reaching an agreement acceptable to both parties.

As discussed in Note 3, in December 2007, the Company exchanged certain technology for 15,750,000 shares of its common stock.

Note 8. OPTIONS

The Company has granted 100,000 options to a director of the Company with a fair value totaling $219,000.  On October 31, 2007 the option holder, Steve Nordaker, resigned his board seat.  At the time of the resignation 33,333 options were vested and 66,667 options were not vested.  The $93,712 compensation expense at September 30, 2007 consisted of $73,110 expense on vested options and $20,602 in accrued compensation amortized toward the next vesting period.

Note 9.  SUBSEQUENT EVENTS

On January 10, 2008, Better Biodiesel, Inc. (the “Company”) entered into an share exchange agreement (the “Share Exchange”) with GeoAlgae Technology, Inc. (“GeoAlgae”), under which GeoAlgae will exchange 100% of its issued and outstanding shares of common stock in exchange for: (i) 3,300,000 shares of common stock of the Company and (ii) the Company’s commitment to make up to 6,700,000 additional shares of common stock available, issuable subject to certain performance based criteria to be definitively determined in the Exchange.  GeoAlgae is both (i) a development stage biodiesel supply and distribution company and (ii) currently developing proprietary technology that its management believes will enable the production of biodiesel fuel on a commercial scale using green algae as feed stock. The Share Exchange Agreement is expected to close by the end of February 2008.

On January 14, 2008, the Board appointed Alan Chaffee and Gary M. De Laurentiis to the Board.

On January 19, 2008, the Board accepted the resignation of Gary Crook as Chief Financial Officer of the Company.  Mr. Crook had served as Chief Financial Officer since his appointment on January 26, 2007.  Mr. Crook’s resignation reflects the Company’s decision to shift to a vertically integrated business strategy in pursuit of additional revenue opportunities with the biofuels industry, and does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On January 18, 2008 the Company hired Allen Perron as its new CFO and filed an 8-K with the SEC on January 24, 2008. Mr. Perron was granted warrants for one percent of the then outstanding common stock or 152,390 shares at an exercise price equal to the closing price on the preceding day of $0.77 per share. These warrants have a life of three years and vest upon achievement of certain goals and will be fully vested in one year. The Company estimates the fair value of these warrants to be approximately $105,000 and will record the actual value in the second quarter of 2008.

On January 19, 2008, the Company entered into eight individual consulting agreements for professional services in exchange for a sum total of 17,300,000 shares of common stock and 300,000 warrants for the purchase of common stock of the Company under Section 4(2) of the Securities Act of 1933. The closing price of the Company’s common stock on the over the counter bulletin board on January 18, 2008 was $0.90. The Company estimates the fair value of the shares to be $15,570,000 and the fair value of the warrants to be issued to be $269,000 and will record the actual value in the second quarter of 2008. The values recorded to equity will be expensed as general and administrative  expenses over the time period determined by the Company that such expenditures have continuing value.  The shares are to be issued to the following individuals, and on the following terms:

Cambridge Partners, LLC (“Cambridge”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Cambridge 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

Joseph Martin, LLC (“Joseph Martin”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Joseph Martin 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

Shropshire Capital Holdings, LLC (“Shropshire”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Shropshire 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

18KT.TV, LLC (“18KT”) – In exchange for the creation of an investment profile for the Company and to provide investor relation services for a term of 12 months, the Company agreed to issue to 18KT, 100,000 shares of common stock of the Company and 300,000 10-year warrants with an exercise price of $1.00 per share.

Barry Davis (“Davis”) – In exchange for strategic marketing services the Company agreed to issue to Davis 1,200,000 shares of common stock of the Company.  The term of agreement is 12 months.

144Media, LLC (“144Media”) – In exchange for media and communication services, the Company agreed to issue to 144Media 4,000,000 shares of common stock of the Company.  The term of agreement is for not less than 12 months.

Capital Group Communications (“CGC”) – In exchange for investor and market communication services, the Company agreed to issue to CGC 3,000,000 shares of common stock of the Company.  The term of agreement is for 12 months.

Focus Earth, Inc. (“FE”) - In exchange for green energy focused investor and market communication services, the Company agreed to issue to FE 3,000,000 shares of common stock of the Company.  The term of agreement is for 12 months.

On January 24, 2008 the Company entered into an Agreement with Thomas Lloyd Capital, LLC for Placement Agent Services and Financial Advisory Services.  This agreement supersedes all previous agreements between the Company and Thomas Lloyd Capital. Under this Agreement placement fees will be a percentage, determined by funds raised. The fees will be payable in cash and warrants.  Advisory fees for prior services provided are $103,679 and are included in accounts payable at December 31, 2007. Under the Agreement, payment for these prior fees is to be restructured as follows: 1). $50,000 is payable in restricted shares of the Company; 2) 500,000 warrants for the purchase of common stock with an exercise price equal of $0.81; and 3) $53,679 payable in cash upon the closing of any amounts in excess of $5,000,000. All of these provisions will occur subsequent to any amendments to the Agreement, which are currently being considered at the request of Thomas Lloyd Capital.

On February 15, 2008, the Company changed its name to GeoBio Energy, Inc.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the quarterly period ended December 31, 2007 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Organization and Business – GeoBio Energy, Inc.  (f/k/a Better Biodiesel, Inc., successor to Mountain States Holdings, Inc. (“Mountain States”)) was incorporated as a Colorado corporation in November 1990 under the name Slam Dunk Enterprises, Inc, was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the corporation filed articles of amendment with the Colorado Secretary of State, changing the corporation’s name to Mountain States Lending, Inc., and during September 2002 changed the name again, to Mountain States Holdings, Inc.  During September 2002, the corporation formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”) and on December 31, 2002, it transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company’s common stock.  In September 2006, the Company entered into a the Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP.  On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

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

The Company and its advisors continued to develop and evaluate the proprietary technology during, and subsequent to, the fiscal year ended 2007.  Based on its evaluation, on December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC, under which Ron Crafts, John Crawford, Lynn Dean Crawford and James Crawford exchanged a total of 15,750,000 shares of common stock of the Company in exchange for all of the rights, title and interest held in the invention identified in the patent application assigned to the Company, along with certain other assets (a detailed description of the agreement is provided in Item 8B of this Quarterly report, the “Asset Sale Agreement”).

Seven shareholders of the Company beneficially owning a total of 24,751,000 shares of the Company’s 30,945,001 total issued and outstanding shares of common stock consented to the Asset Sale Agreement, in accordance with Section 7-107-104 and Section 7-112-102 of the Colorado Revised Statutes.  Excluding shareholders with a direct interest in the assets sold in the Asset Sale Agreement, three shareholders beneficially owning a total of 9,001,000 consented out of the remaining 15,154,001 total shareholders that are considered disinterested in the assets of the transaction.

On December 20, 2007, the Company accepted the resignations of Ron Crafts from his positions as Chairman of the Board of Directors and Chief Executive Officer, John Crawford, from his positions as Director and as President and Chief Technology Officer, and Lynn Dean Crawford from his position as Chief Operations Officer.  The resignations were the result of the Board of Director’s and management’s decision to broaden its business plan, as described in the following paragraph, and the resulting Asset Sale Agreement, in response to management’s belief that the proprietary technology included in the Asset Sale Agreement would not be ready for large-scale commercial use in the near term, requiring the Company to modify its business plan and to identify new revenue opportunities for in the biodiesel industry.

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

In order to reflect the Company’s revised business plan, on January 14, 2008, in reflection of the Company’s developing business strategy, the Company and a majority of its shareholders consented to an amendments to the Company’s Articles of Incorporation to change the Company name to “GeoBio Energy, Inc.” effective February 15, 2008.  The new trading symbol is GBOE.OB.

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

Management believes that the key to profitability in the biodiesel industry is to control raw material and production costs.  Rising commodity prices have caused many biodiesel producers to close operations while concurrently leading to a tightening of available investment capital. To control costs, the Company is expanding its focus to establish long-term contracts with low cost, diversified feedstock providers, and investing in technologies that will enable the processing of a wider range of feedstocks.  From the point of acquisition of low cost feedstock, the Company’s goal will be to produce high quality American Society for Testing and Materials (“ASTM”) fuel using existing proven technologies.  Additionally, the Company intends to acquire established biodiesel plants to produce biodiesel fuel for resale and is investigating a potential acquisition of an established petrodiesel distributor capable of distributing biodiesel fuel.

Having strong stable earnings from distribution as an integral part of a vertically integrated company providing a complete plant-to-production-to-distribution solution addressing the core issues of the 21st century- clean, economical, renewable fuels and energy independence can not be over emphasized and reflects on GeoBio Energy, Inc.'s business model.

We had a net loss of $436,819 for the quarter ended December 31, 2007, and a net loss of $579,811 for the same period a year ago,  resulting in a decrease in net loss of  $142,992.

For the three months ended December 31, 2007 operating expenses were $392,461 compared to $573,419 for the same period last year, a decrease of $180,958.      We have financed our operations through various private equity and debt transactions.

Going concern presentation - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Accounting for Derivatives - As of December 31, 2007, the Company has convertible debt, options, warrants with derivative characteristics.  The Company has evaluated these instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  None of the instruments have qualified as derivatives.  If the instruments met the criteria of the derivative the result would have been that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Share-based payments- The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2006, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  As of December 31, 2007, there were 684,816 warrants outstanding, of which 200,000 were for consulting services and there were 33,333 vested options outstanding to an independent director.

Results of Operations
	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	Differences

Sales	$-	$-	$-
Cost of sales	20,922	-	20,922
Gross profit	(20,922)	-	(20,922)
Operating expenses:
Depreciation	30,359	9,771	20,588
Marketing	114	69,287	(69,173)
Research and development	(165)	33,508	(33,673)
General and administrative	246,045	460,853	(214,808)
Loss from write down of impaired assets	116,108	-	116,108
Total operating costs	392,461	573,419	(180,958)
Loss from operations	(413,383)	(573,419)	160,036
Interest expense	(23,436)	(6,392)	(17,044)
Net loss	(436,819)	(579,811)	142,992

Sales. There were no sales for the quarters ended December 31, 2007 and December 31, 2006. Sales from inception on November 1, 2004 through December 31, 2007 were $11,925. These sales came in 2007 from the delivery of 4,500 gallons of fuel in March of 2007 to a potential customer to be used by the buyer for testing in their laboratory and in actual use.  There have been no sales since that time.

Cost of Sales for the quarter ended December 31, 2007 was $20,922 and was the result of inventory adjustments to reduce the carrying value for unsalvageable fuel to net realizable value of $0.0.  There was no cost of sales for the quarter ended December 31, 2006. Cost of sales from inception on November 1, 2004 through December 31, 2007 was $54,193, $33,271 of which was incurred prior to the quarter ended December 31, 2007. This prior cost of sales in 2007 was inventory adjustments to reduce the carrying value to net realizable value. The write down consisted of $16,532 for out of specification and unsalvageable fuel in process and $16,739 to adjust other additional work in process to net realizable value. There was no cost of sales associated with the sales, since that fuel was produced from feedstock that had been expensed for research and development purposes.

Depreciation increased from $9,771 in 2006 to $30,359 in 2007. The $20,558 increase comes from additional capital expenditures in 2007 resulting in a greater base of depreciable assets. In December 2007, all of the net book value of the property and equipment, amounting to $408,807 was deemed to be impaired and was written off. The impaired assets were subsequently exchanged for company shares of common stock held by DEP members in connection with the Asset Purchase, Settlement and Mutual Release Agreement. See Loss from writedown of impaired assets below.

Marketing decreased from $69,287 in 2006 to $114 in 2007 a decline of $69,173. The decrease was the result of the reduction of marketing activities in the quarter ended December 31, 2007 resulting from the Company’s current focus on its revised plan of operations.

Research and Development decreased from $33,508 in 2006 to ($165) in 2007 a decline of $33,673. The decrease was the result of the reduction of research and development activities in the quarter ended December 31, 2007 resulting from the Company’s current focus on its revised plan of operations.

General and administrative expenses amounted to $246,045 for the quarter ended December 31, 2007 compared to $460,853 for the same period in 2006, a reduction of $214,808. The reduction is partly attributable to a decrease of about $168,000 for professional fees including about $91,000 for legal fees, $48,000 for accounting fees, and $29,000 for other fees.  There was also a decrease of about $46,000 in personnel related costs including for payroll, about $16,000, and for travel and entertainment, about $30,000. These decreases occurred because of a reduced level of activity in the quarter ended December 31, 2007 as a result of the Company’s current focus on its revised plan of operations.

Loss from write down of impaired assets. In response to management’s belief that the proprietary technology acquired in the September  2006 Exchange Agreement with Domestic Energy Partners, LLC would not be ready for large-scale commercial use in the near term, the Company recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  The Company subsequently entered into an Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP for them to take back the technology and related assets.  These members also agreed to assume certain related liabilities, which had the net effect of adjusting the loss from impairment to $116,108. The following table sets forth the calculation of this impairment loss. Subsequent to the impairment loss, the Company exchanged the technology including the impaired assets and liabilities for 15,750,000 shares of the Company’s common stock held by the members of DEP. No value was assigned for these shares which had no value assigned at the time of original issuance. As of December 31, 2007 the Company has no property and equipment.

Assets and liabilities impaired:
Cash	$50
Inventory	36,411
Advances	6,000
Deposits	5,500
Property and equipment	408,807
Accrued payroll obligations	(260,750)
Cash advance payable to former CEO
including interest	(79,910)
Total expense for impairment of business
operating assets	$116,108

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

The Company’s working capital was a deficit of $807,464 at December 31, 2007 compared a working capital deficit of $698,820 at December 31, 2006.

Net cash used in operating activities amounted to $101,312 in 2007 compared to $265,063 net cash used in operating activities for 2006.

Cash  used in investing activities for 2007 amounted to $0 in 2007 compared to $163,466 in 2006.

Cash was provided from financing activities in the amount of $3,000 compared to $282,485 during the transitional period ended December 31, 2006.

Off-Balance Sheet Arrangements - We do not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements – In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company’s fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management’s assessment of internal controls over financial reporting.  This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent registered public accountants will be required to attest to the Company’s assessment of internal controls for its fiscal year ending September 30, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the effect of applying SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that FAS 159 will have any material effect on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GeoBio Energy, is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  The Company is currently not aware of any pending legal proceedings to which the Company may become a party that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During May and June 2007 the Company sold 377,500 units of securities of the Company, pursuant to an exemption under Rule 506 of the Securities Act to accredited investors, as defined in Rule 501 of the Securities Act in a private placement (the “Private Placement”).  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000 less $82,000 in subscription receivable from the Company’s Chief Executive Officer.  The Company’s Chief Financial Officer purchased 25,000 units.  The Company received the $82,000 from its Chief Executive Officer in July 2007.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.  The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  Analysis utilizing the Black-Scholes model utilizing volatility of 179% and an interest rate of 4.9% resulted in an allocation of proceeds of $385,050 to common stock (51%) and $369,950 to the warrants as additional paid in capital (49%).  The Company accrued $75,500 as a placement fee that is payable at a larger round of financing or as a result of terminating the underlying agreement and allocated the costs as 51% to common stock and 49% to additional paid in capital.  The Company also issued to Thomas Lloyd Capital, LLC 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless.  The warrants were valued utilizing the Black- Scholes model utilizing a volatility of 179% and a risk free rate of 4.9%.  The $65,523 value was recorded as a reduction to common stock proceeds.

In June 2007 the Company issued 67,500 units of securities of the Company, pursuant to a private placement exemption under Section 4(2) of the Securitie3s Act to accredited investors, consisting of 67,500 shares of common stock and warrants to purchase 67,500 shares of common stock valued at $2.00 per unit  The terms and conditions of the securities are the same as the Private Placement described above, excluding placement fees.  In exchange the Company received $11,107 of inventory, $35,721 of assets and $88,172 of operating expenses.  The $135,000 was allocated 51% to common stock and 49% to additional paid in capital.

In November of 2007 the Company issued 44,000 shares of common stock to National Real Estate Solutions Group (“National Real Estate”), per the terms of the subscription agreement for a convertible debenture (the “Security Agreement”)  between National Real Estate and the Company, after National Real Estate and the Company failed to reach an agreement on an amendment to the Security Agreement.  Despite the written terms of the Security Agreement, National Real Estate takes the position that the Company remains obligated to repay the convertible debenture in cash.  The Company continues to rely on the written terms of the Security Agreement to support its right to convert the debentures and issue the shares, but remains committed to reaching an agreement acceptable to both parties.  Because the 44,000 shares were issued to National Real Estate, but National Real Estate maintains its position that it remains a debt-creditor of the Company, the Company will state National Real Estate Solutions Group as a both a shareholder and debt-creditor until a definitive agreement is reached. (Please see “Other Information” for sales subsequent to the quarter.)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.  (Please see “Other information” for submission of matters to a vote of security holders.)

ITEM 5.  OTHER INFORMATION.

Resignations From the Board of Directors.

On October 31, 2007, the Company accepted the resignations of Steve Nordaker and John Robinson from the Board of Directors of the Company, as reported on the Company’s Form 8-K, filed November 6, 2007.  Mr. Nordaker and Mr. Robinson had served on the Board of Directors since June 19, 2007.  Their resignations did not arise from the any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On December 20, 2007, the Company accepted the resignations of Ron Crafts from his positions as Chairman of the Board of Directors and Chief Executive Officer, John Crawford, from his positions as Director and as President and Chief Technology Officer, and Lynn Dean Crawford from his position as Chief Operations Officer.  The resignations were the result of the Board of Director’s and management’s decision to broaden its business plan and the resulting Asset Sale Agreement, described in the following paragraph, in response to management’s belief that the proprietary technology included in the Asset Sale Agreement would not be ready for large-scale commercial use in the near term, requiring the Company to modify its business plan and to identify new revenue opportunities for in the biodiesel industry, and did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

Completion of a Material Definitive Agreement

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

Seven shareholders of the Company beneficially owning a total of 24,751,000 shares of the Company’s 30,945,001 total issued and outstanding shares of common stock consented to the Asset Sale Agreement, in accordance with Section 7-107-104 and Section 7-112-102 of the Colorado Revised Statutes.  Excluding shareholders with a direct interest in the assets sold in the Asset Sale Agreement, three shareholders beneficially owning a total of 9,001,000 consented out of the remaining 15,154,001 total shareholders that are considered disinterested in the assets of the transaction.

On December 20, 2007, the Company accepted the resignations of Ron Crafts from his positions as Chairman of the Board of Directors and Chief Executive Officer, John Crawford, from his positions as Director and as President and Chief Technology Officer, and Lynn Dean Crawford from his position as Chief Operations Officer.  The resignations were the result of the Board of Director’s and management’s decision to broaden its business plan, as described in the following paragraph, and the resulting Asset Sale Agreement, in response to management’s belief that the proprietary technology included in the Asset Sale Agreement would not be ready for large-scale commercial use in the near term, requiring the Company to modify its business plan and to identify new revenue opportunities for in the biodiesel industry.

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

On January 14, 2008, the Board appointed Alan Chaffee and Gary M. De Laurentiis to the Board, as described below under “Subsequent Events.”

Subsequent Events

Entry Into Material Agreement

On January 10, 2008, Better Biodiesel, Inc. (the “Company”) entered into an share exchange agreement (the “Share Exchange”) with GeoAlgae Technology, Inc. (“GeoAlgae”), under which GeoAlgae will exchange 100% of its issued and outstanding shares of common stock in exchange for: (i) 3,300,000 shares of common stock of the Company and (ii) the Company’s commitment to make up to 6,700,000 additional shares of common stock available, issuable subject to certain performance based criteria (the “BBDS Performance Shares”), such that (a) 80% of GeoAlgae’s contribution to Better Biodiesel’s EBITDA arising from GeoAlge’s future biofuel technology and/or fuel production shall be paid in BBDS Performance Shares at a value of $1.00 per share and (b) 20% of GeoAlgae’s contribution to Better Biodiesel's EBITDA arising from GeoAlgae’s future oil and fuel distributor based revenue shall be paid in BBDS Performance Shares at a value of $1.00 per share. The agreement contemplates a closing date by the end of February 2008, and is conditioned upon completion of standard due diligence by the parties.

Amendments to Articles of Incorporation

    On January 14, 2008, in reflection of the Company’s developing business strategy, the Company and a majority of its shareholders consented to an amendments to the Company’s Articles of Incorporation to change the Company name to “GeoBio Energy, Inc.” effective February 15, 2008.  The new trading symbol is GBOE.OB.

    Appointments to  the Board of Directors

       On January 14, 2008, the Board appointed Alan Chaffee and Gary M. De Laurentiis to the Board.  Gary M. De Laurentiis is currently the Chief Technology Officer and a director of ECO2 Plastics, Inc., a publically traded developer of environmentally friendly plastics recycling technology, having previously served as the Chairman, President and CEO since founding ECO2 Plastics, Inc., in 1999.  Mr. De Laurentiis has been active in the plastics recycling business for nearly twenty (20) years.  In partnership with the Chinese Government, he designed and built his first plastics recycling plant in 1987.  In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the State Government in Campeche Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the company in 1999 to start ECO2 Plastics, Inc.

       Alan Chaffee currently severs as Chief Financial Officer of SARS Corporation, a publically traded asset tracking technology company, having been appointed in November 2007.  Mr. Chaffee, a CPA, has over 15 years of professional experience in public accounting and private industry.  He is also the Managing Partner at Goff Chaffee Geddes, PLLC (“GCG”), a CFO consulting firm.   As a CFO consultant, Mr. Chaffee has assisted development stage companies make the transition to public companies.  He has also assisted $1B companies meet their SEC reporting and Sarbanes-Oxley requirements.  Mr. Chaffee earned a BS in Business and Accounting from the University of Oregon in 1992.

                Resignation of Chief Financial Officer; Appointment of Chief Financial Officer

       On January 19, 2008, the Board accepted the resignation of Gary Crook as Chief Financial Officer of the Company.  Mr. Crook had served as Chief Financial Officer since his appointment on January 26, 2007.  Mr. Crook’s resignation reflects the Company’s decision to shift to a vertically integrated business strategy in pursuit of additional revenue opportunities with the biofuels industry, and does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On January 21, 2008 the Board of Directors of the Company appointed Allen Perron as its Chief Financial Officer.  Pursuant to the terms of the employment agreement as approved by the Company’s Board of Directors, Mr. Perron shall receive compensation of $150.00 per hour plus 3-year warrants representing 1% of the issued and outstanding shares of the company as of January 18, 2008 with an exercise price of $0.77, equal to the closing price as quoted on the Over the Counter Bulleting Board as of the preceeding day.  The warrants will vest at 10% upon commencement of employment; 10% immediately subsequent to meeting certain defined SEC filings, and; 10% for any payment for services not made within 45 days of employee’s bill date.   The remaining unvested warrants will vest one year from the date of commencement of employment.  The warrants may be exercised on a cash or cashless basis.

As CFO, Mr. Perron shall serve as such until the earlier of (i) his resignation upon 30 days notice, (ii) his termination by the Company upon 30 days notice or (iii) his death or disability.

Mr. Perron is an independent Business Consultant. He has over thirty-six years experience as an Accounting and Finance Professional.  He successfully managed services to clients including eleven years as a CPA / audit manager performing financial auditing with Coopers & Lybrand, including preparation of financial statements, and preparation and review of SEC filings. For twelve years he served as Vice President of Finance and /or President and/or Director for all of the non-regulated subsidiaries of Puget Power, the predecessor of Puget Sound Energy.  He has been an independent Business Consultant for the past eleven years including more than two years performing evaluation of accounting and control systems for compliance with the Sarbanes-Oxley Act. Other experience includes creation of business plans, budgeting, financial forecasting, selection of accounting systems, and planning, structuring and due diligence procedures in connection with mergers and acquisition.  He has also managed start-up situations and served as a consultant with responsibility for SEC filings for small business enterprises.

        Unregistered Sale of Equity Securities
In connection with Mr. Perron’s employment as Chief Financial Officer, the Company awarded Mr. Perron 3-year warrants representing 1% of the issued and outstanding shares of the company, as of January 18, 2008 with an exercise price of $0.77, equal to the closing price as quoted on the Over the Counter Bulleting Board as of the preceeding day.  The warrants will vest at 10% upon commencement of employment; 10% immediately subsequent to meeting certain defined SEC filings, and; 10% for any payment for services not made within 45 days of employee’s bill date.   The remaining unvested warrants will vest one year from the date of commencement of employment.  The warrants may be exercised on a cash or cashless basis.

        On January 19, 2008, the Company entered into eight individual consulting agreements for professional services in exchange for a sum total of 17,300,000 shares of common stock and 300,000 warrants for the purchase of common stock of the Company under Section 4(2) of the Securities Act of 1933. The closing price of the Company’s common stock on the over the counter bulletin board on January 18, 2008 was $0.90. The Company estimates the fair value of the shares to be $15,570,000 and the fair value of the warrants to be issued to be $269,000 and will record the actual value in the second quarter of 2008. The values recorded to equity will be expensed as general and administrative  expenses over the time period determined by the Company that such expenditures have continuing value. The shares are to be issued to the following individuals, and on the following terms:

Cambridge Partners, LLC (“Cambridge”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Cambridge 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

Joseph Martin, LLC (“Joseph Martin”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Joseph Martin 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

Shropshire Capital Holdings, LLC (“Shropshire”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Shropshire 2,000,000 shares of common stock of the Company.  The term of agreement is 12 months.

18KT.TV, LLC (“18KT”) – In exchange for the creation of an investment profile for the Company and to provide investor relation services for a term of 12 months, the Company agreed to issue to 18KT, 100,000 shares of common stock of the Company and 300,000 10-year warrants with an exercise price of $1.00 per share.

Barry Davis (“Davis”) – In exchange for strategic marketing services the Company agreed to issue to Davis 1,200,000 shares of common stock of the Company.  The term of agreement is 12 months.

144Media, LLC (“144Media”) – In exchange for media and communication services, the Company agreed to issue to 144Media 4,000,000 shares of common stock of the Company.  The term of agreement is for not less than 12 months.

Capital Group Communications (“CGC”) – In exchange for investor and market communication services, the Company agreed to issue to CGC 3,000,000 shares of common stock of the Company.  The term of agreement is for 12 months.

Focus Earth, Inc. (“FE”) - In exchange for green energy focused investor and market communication services, the Company agreed to issue to FE 3,000,000 shares of common stock of the Company.  The term of agreement is for 12 months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB.

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

10.6	Asset Purchase, Settlement and Mutual Release Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 21, 2007

10.7	Share Exchange with GeoAlgae Technology, Inc., dated January 10, 2008	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 15, 2008

10.8	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

10.9	Consulting Services Agreement with Joseph Martin, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed January 24, 2008

10.10	Consulting Services Agreement with Shropshire Capital Holdings, LLC, dated January 17, 2008	Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed January 24, 2008

10.11	Consulting Services Agreement with 18KT.TV, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed January 24, 2008

10.12	Consulting Services Agreement with Barry Davis, dated January 18, 2008	Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed January 24, 2008

10.13	Consulting Services Agreement with 144Media, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed January 24, 2008

10.14	Consulting Services Agreement with Capital Group Communications, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed January 24, 2008

10.15	Consulting Services Agreement with Focus Earth, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed January 24, 2008

10.16	Employment Agreement with Allen Perron, dated January 18, 2007	Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed January 24, 2008

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Attached

99.6	Letter of Intent Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.7	Letter of Intent between Better Biodiesel, Inc., Ron and Mary Crafts, John, James and Lynn Crawford, and Culinary Crafts, LLC.	Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

99.8	Letter of Intent with GeoAlgae Technology, Inc.	Incorporated by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

Incorporated by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

 (b)  Form 8-K Filings

During the quarter ended December 31, 2007 and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Event Reported	Items Reported*
January 18, 2008	1.01, 3.02, 5.02 and 9.01
January 15, 2008	1.01, 5.02, 5.03 and 9.01
December 17, 2007	1.01, 2.01, 5.02, 8.01 and9.01
October 31, 2007	5.02, 8.01 and 9.01

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                               BETTER BIODIESEL, INC.
                                                                                               (Name of Registrant)

February 19, 2008                                                      By:   /s/ David M. Otto                                  _
              David M. Otto
              Principal Executive Officer