Form 10QSB
period 2008-03-31
GeoBio Energy, Inc.
filed 2008-05-21
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-67174

GEOBIO ENERGY, INC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the Company's common stock outstanding on May 15, 2008:  41,107,619

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

GEOBIO ENERGY, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2008

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

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS	March 31, 2008
Current Assets
Cash and cash equivalents	$762
Prepaid expenses	66,323
Employee advances	1,000
Total current assets	68,085
Property and equipment, net	-
Deposits	20,000
Total assets	$88,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$827,585
Notes payable	133,902
Advances payable	66,142
Total current liabilities	1,027,629
Stockholders' Equity (Deficit)
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized,
41,107,619, issued and outstanding	18,539,378
Additional paid in capital	1,620,309
Deficit accumulated during the development stage	(21,099,231)
Total stockholders' (deficit)	(939,544)
Total liabilities and stockholders' (deficit)	$88,085

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended March 31, 2008 and March 31, 2007,
and For the Period from Inception (November 1, 2004) through March 31, 2008
(Unaudited)
	For the Six Months Ended March 31, 2008	For the Six Months Ended March 31, 2007	From Inception on November 1, 2004 through March 31, 2008
Cash Flows From Operating Activities
Net loss	(18,258,749)	$(1,095,695)	$(21,099,231)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation, including $8,022 capitalized to inventory as of September 30, 2007	30,359	72,493	192,746
Amortization of debt discount	8,301	4,888	79,214
Non-cash expense for consulting, director fees and other expenses	16,096,100	-	16,760,199
Non-cash expense for bad debt reserve and carrying value of inventory	24,922	-	58,691
Non-cash expense for extraordinary item - write down of assets lost in fire	-	-	50,366
Non-cash expense for impairment of business operating assets	1,584,808	-	1,584,808
Changes in operating assets and liabilities, net of effects of DEP transaction
Change in accounts receivable	-	-	(4,500)
Change in inventory	-	-	(79,497)
Change in prepaid expenses	29,136	18,377	8,677
Change in employee advances	1,000	(8,000)	(7,000)
Change in deposits	-	(20,000)	(25,500)
Change in accounts payable and	-
accrued expenses	320,319	647,164	1,128,314
Net cash used in operating activities	(163,804)	(380,773)	(1,352,713)
Cash Flows From Investing Activity
Purchases of property and equipment	-	(208,230)	(477,373)
Cash Flows From Financing Activities
Proceeds from related parties for company
expenses, net	66,142	75,000	293,363
Proceeds from notes payble	-	284,904	282,485
Proceeds from sale of 377,500 units, consisting of 377,500 shares and warrants to purchase 377,500 shares valued at $2.00 per unit,
excluding $75,500 in accrued financing fees	-	204,726	755,000
Proceeds from related party notes payable	-	-	500,000
Net cash provided by financing
activities	66,142	564,630	1,830,848
Net Change In Cash and Cash Equivalents	(97,662)	(24,373)	762
Cash and Cash Equivalents, beginning of period	98,424	173,816	-
Cash and Cash Equivalents, end of period	$762	$149,443	$762

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane and other assets by related party	$-	$-	$138,825
Conversion of related party note payable and accrued
interest to common stock	$-	$-	$506,667
Conversion of contributions of cash and airplane
by related party to common stock	$-	$-	$291,046
Accrued financing fees for private placement of 377,500 units consisting of 377,500 shares and warrants to purchase 377,500 share valued at
$2..00 per unit	$-	$-	$(75,500)
Issuance of 28,491 warrants as financing fee on 377,500 units private
placement	$-	$-	$(65,523)
Contribution of inventory and assets in exchange for units
consisting of shares and warrants valued at $2.00 per unit	$-	$-	$46,828
Non-cash adjustment of assets and liabilities from impairment and subsequent disposition:
Disposition of inventory	$36,411	$-	$36,411
Disposition of advances	$6,000	$-	$6,000
Disposition of deposits	$5,500	$-	$5,500
Disposition of property and equipment	$408,807	$-	$408,807
Settlement of payroll obligations	$(260,750)		$(260,750)
Settlement of related party payable	$(79,910)	$-	$(79,910)
Non cash adjustment of inventory to net realizable value	$20,922	$-	$20,922
Conversion of note payable to common stock	$(220,000)	$-	$(220,000)
Issuance of common stock for note payable extention fee recorded as a prepaid	$(75,000)	$-	$(75,000)
Shares issued for the payment of accounts payable	$50,000	$-	$50,000

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended March 31, 2008 and March 31, 2007 and
For the Period from Inception (November 1, 2004) through March 31, 2008
(Unaudited)
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Six Months Ended March 31, 2008	For the Six Months Ended March 31, 2007	From Inception on November 1, 2004 Through March 31, 2008
Sales	$-	$11,925	$-	$11,925	$11,925
Cost of sales	-	-	20,922	-	54,193
Gross profit (loss)	-	11,925	(20,922)	11,925	(42,268)

Operating Expenses
Depreciation	-	62,722	30,359	72,493	184,724
Marketing	-	3,492	114	72,779	193,167
Research and development	-	2,294	(165)	35,802	72,176
General and administrative	16,321,871	380,526	16,567,916	841,379	18,798,806
Loss from write down of impaired assets	1,468,750	-	1,584,858	-	1,584,858
Total operating expenses	17,790,621	449,034	18,183,082	1,022,453	20,833,731
Loss from operations	(17,790,621)	(437,109)	(18,204,004)	(1,010,528)	(20,875,999)
Interest (expense)	(31,309)	(78,775)	(54,745)	(85,167)	(172,866)
Net loss from continuing business operations before
extraordinary item	$(17,821,930)	$(515,884)	$(18,258,749)	$(1,095,695)	$(21,048,865)
Extraordinary item- loss of assets from fire	$-	$-	$-	$-	$(50,366)
Net loss	$(17,821,930)	$(515,884)	$(18,258,749)	$(1,095,695)	$(21,099,231)
Basic and diluted net loss per common share	$(0.56)	$(0.02)	$(0.60)	$(0.04)
Weighted average basic and diluted shares
outstanding	32,017,842	30,500,001	30,632,662	30,500,001

See Notes to Condensed Consolidated Financial Statements

Note 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

On February 15, 2008, Better Biodiesel, Inc. (the “Company“) changed its name to GeoBio Energy, Inc. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on January 15, 2008.  Operating results for the three month and six month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

Note 2.  GOING CONCERN CONSIDERATIONS

The Company’s condensed financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2007, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital.  Additionally, the Company has sustained additional operating losses for the six months ended March 31, 2008 of $18,258,749.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies  used in the preparation of the Company’s audited financial statements are disclosed in the notes to the Company’s audited annual financial statements for the fiscal year ended September 30, 2007 included in its Form 10-KSB. Updated disclosures regarding such policies are set forth below.

Accounts Receivable

Accounts receivable consisted of a net $4,000 due from the sale of  fuel in March of 2007 and are associated with the tax rebate to be collected by the buyer and passed back to the Company.  The Company has taken a $4,000 reserve in anticipation that the receivable will not be collectable. The net value of accounts receivable at March 31, 2008 is zero.

Inventory

Inventory carried at the lower of average cost or market of $57,333 at September 30, 2007 has been adjusted to zero value. Inventory of $36,411 was determined to be impaired and was transferred to Domestic Energy Partners LLC (DEP) under an Asset Purchase, Settlement and Mutual Release Agreement. The inventory that was transferred to DEP was determined to be impaired as part of the technology the Company moved away from. Inventory in the amount of $20,922 was written down to net realizable value of zero upon determination by the Company that it was unsalable. There was no inventory remaining at March 31, 2008.

Property and Equipment

In response to management’s belief that the proprietary technology acquired in the September  2006 Exchange Agreement with Domestic Energy Partners, LLC would not be ready for large-scale commercial use in the near term, the Company recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  The Company subsequently entered into an Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP for them to take back the technology and related assets.  These members also agreed to assume certain related liabilities, which had the net effect of adjusting the loss from impairment to $116,108. The following table sets forth the calculation of this impairment loss. Subsequent to the impairment loss, the Company exchanged the technology including the impaired assets and liabilities for 14,255,500 shares of the Company’s common stock held by the members of DEP. No value was assigned for these shares which had no value assigned at the time of original issuance. As of March 31, 2008 the Company has no property and equipment.

Assets and liabilities impaired:
Cash	$50
Inventory	36,411
Employee Advances	6,000
Deposits	5,500
Property and equipment	408,807
Accrued payroll obligations	(260,750)
Cash advance payable to former CEO
including interest	(79,910)
Total expense for impairment of business
operating assets	$116,108

Impairment  of Long Lived Assets and Intangible Assets

All of the long lived assets were impaired in the six months ended March 31, 2008. See Property and Equipment of this Note.

During the three month period ending March 31, 2008 the Company recorded an impairment loss of $1,468,750 in connection with the acquisition of  GeoAlgae Technologies, Inc.(“GeoAlgae”) The Company allocated the entire purchase price of $1,468,750 to intangible assets and subsequently wrote off the intangible asset as impaired. See Note 9 - Acquisition of GeoAlgae for further explanation of this impairment of assets.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Weighted average shares were 32,017,842 and 30,632,662 for the three and six month periods , respectively, ended March 31, 2008 and 30,500,001 and 30,500,001 for the three and six month periods , respectively, ended March 31, 2007. Potential common shares are those issuable upon the conversion or exercise of other potentially dilutive securities such as preferred stock, convertible debt, options, and warrants.  In these financial statements there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net losses.

Note 4. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2008, Ron Crafts left the Company. Related party  advances of $75,000 and interest thereon of $4,910 were settled in the Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP, effective December 20, 2007. See  Property and Equipment of Note 3.

David M. Otto is general securities counsel and a director of the Company and a principal at The Otto Law Group, PLLC.  For the three and six month periods ended March 31, 2008, the Company expensed legal fees of $149,587 and $193,373, respectively to The Otto Law Group, PLLC and has paid fees of $34,696.

As of March 31, 2008, the Company’s former Chief Executive Officer advanced the Company $1,500, and a Director has advanced the Company a net amount of $2,848 . Two other related  parties made advances to the Company in the amounts of $27,098 and  $34,696 , respectively. All of these related party advances are included in advances payable at March 31, 2008 and will bear interest at 8% per annum. The Company intends to repay the advances.

Note 5.  NOTES PAYABLE

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February of 2007 a note payable was executed in exchange for the advance. The note, which was originally due in February 2008, was subsequently assigned by Sausalito to Henry Baer (“Baer”), an individual. In February of 2008, Baer granted a nine month extension of the due date in exchange for 125,000 shares of common stock of the Company, valued at $75,000. The extension fee was recorded as a prepaid expense and,  is being amortized on a straight line basis over nine months. As of March 31, 2008 the prepaid balance is $62,409.  Additionally, $6,000 of accrued interest was reclassified as part of the note to give effect to annual compounding of interest which is 10% per annum. At March 31, 2008 accrued interest on the note was $747. Since the note was originally due in February 2008, the remaining $6,394 of the related debt discount was written off at that time.

In March of 2008 the Company entered into a note payable with Tatum, LLC (“Tatum”) as settlement of $27,902 then owed to Tatum for employment related consulting services. The note is due at the earlier of one year or a Company financing of at least $1,500,000 and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note is convertible at any time into common stock of the Company at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. At March 31, 2008, interest accrued on the note was $31.

In December of 2006 the Company received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February of 2007, pursuant to a subscription agreement between National and the Company, a convertible debenture was executed in exchange for the advance.  The debenture matured at March 31, 2007 and had accrued interest of $20,000.  At maturity the Company had the option to convert the debenture and accrued interest into shares of the Company’s common stock at a share price of $5.00. The Company provided notice to National to convert its subordinated convertible debenture, but National requested certain amendments to the agreement in lieu of conversion of the debenture.  The Company has been in discussions with the debenture holder.  In November of 2007 the Company issued the note holder, National, 44,000 shares of common stock, per the note agreement.  The issuance of these 44,000 shares at $5.00 per share was treated as the conversion of the $220,000 note payable to National into common stock of the Company. Despite the stated terms of the above referenced subscription agreement and the convertible debenture, National took the position that the Company is obligated to repay the convertible debenture, in cash.  In reliance on these documents, the Company disputed National’s position, but remained committed to reaching an agreement acceptable to both parties.

In March of 2008, the Company and National entered into a settlement agreement whereby the Company issued 450,000 shares of its common stock in settlement of all amounts asserted by National to be owed. These amounts were $220,000 for the prior note and $22,000 of interest for a total of $242,000 through March 31, 2008. National intends to sell the 450,000 shares and the 44,000 shares previously issued, in the stock market over approximately 18 months at share prices necessary to recover the entire $242,000 plus interest at 10% per annum until the entire $242,000 is recovered. The 450,000 common shares issued to National were recorded at a total value of $135,000 and included in General and Administrative expense as a loss on debt extinguishment. In connection with this settlement agreement, the Company accrued and expensed an additional $5,000 of interest for the three months ended March 31, 2008. The Company also reversed all previously accrued interest in the amount of $22,000 that is no longer owed under the previous note that was considered by the Company as settled upon the issuance of the 44,000 shares in November 2007. The Company is contingently obligated to issue more common shares in the future, if National is unable to sell shares for amounts necessary to obtain $242,000 plus interest.

Note 6.  CONTINGENCIES

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered.  The value of these services was deemed to be $120,000 (based on the closing market price of the Company’s shares on the grant date).  As of March 31, 2008, the $60,000 obligation to one of the parties, a former employee, has been assumed by Domestic Energy Partners, LLC as part of the December 20, 2007 Asset Purchase, Settlement and Mutual Release Agreement between DEP and the Company. See Note 3 – Property and Equipment. In March 2008, the Company issued 200,000 shares of common stock to that this former employee as settlement of all claims and amounts owed. The stock was recorded at $60,000 as a General and Administrative expense which was off -set by a $23,000 net reduction of expense for specific amounts settled. As of March 31, 2008, the shares to the other party have not been issued and a liability of $60,000 has been recorded and is included in accounts payable and accrued expenses at that date.  An additional $20,000 of expense has been recorded under the terms of an agreement with this party, resulting in a total recorded liability of $80,000 at March 31, 2008. The settlement of this liability continues to be in process.

During 2007 the board of directors resolved to issue Gary Crook, the Company’s former Chief Financial Officer, 305,000 options.  On October 12, 2007, the board of directors adjusted the still unissued option grant to 500,000 options.  The options have not been issued as of yet and no terms or conditions or the certainty of issuance have been determined.

The Company had an engagement letter with Thomas Lloyd Capital, LLC (Thomas Lloyd)(a financial advisor to the Company) to pay for Placement and Advisory services through the issuance of common stock, warrants and the payment of cash. In May-July 2007 Thomas Lloyd helped the Company sell stock and warrants for $755,000. For Placement services rendered the Company owed Thomas Lloyd  a cash placement fee of $75,500 and warrants worth $75,500,  For Advisory services rendered the Company owed Thomas Lloyd  200,000 warrants. The Company would also owe an additional 300,000 warrants at the completion of a $10 million, or higher, financing or upon termination of the underlying engagement neither of which has yet happened.  In May-July 2007 the Company expensed and accrued the cash fee of $75,500, recorded warrants with a fair value of $65,523 as fulfillment of the $75,500 warrant obligation and recorded 200,000 warrants at a fair value of $482,215. The warrants were never issued and Thomas Lloyd and the Company have been in the process of negotiating a settlement ever since. On May 10, 2008, all of the provisions of a settlement were agreed to. This resolution of this contingency is a subsequent  event that provides additional evidence about conditions that existed at March 31, 2008 and therefore result in an adjustment to the financial statements as of March 31, 2008.

The new agreement requires the Company to pay (1) $50,000 of common stock, (2) 500,000 warrants to purchase common stock, (3) warrants valued at $75,500, and, (4) $52,679 payable in Cash upon closing a placement in excess of $2,000,000. The common stock and the warrants are valued at the 10 day trailing volume weighted average closing price immediately prior to May 10, 2008 which is $0.17. The warrants are valued using the Black-Scholes model with an issue price of $0.17, an exercise price of $0.17, volatility of 213%, a risk-free interest rate of 2.99%, a life of five years and a dividend yield of 0% resulting in a value of $0.17 per warrant.

In accounting for this settlement, the existing accounts payable balance of $102,679 and the number of warrants previously accounted for were taken  into consideration. The dollar amounts of previously issued warrants were not adjusted.  The net effect of the settlement is an increase in consultant fees expense of $51,000, a decrease in accounts payable of $50,000, a decrease in the common stock account of $20,657 and an increase in additional paid-in capital of $121,657. The agreement also provides for a one-time reset of the $0.17 measurement price on the common stock and warrants to a price equal to the lower of (A) the 10 day trailing volume weighted average closing price at the closing of a placement in excess of $5,000,000 or (B) the 10 day trailing volume weighted average closing price on the date that is six months from the date of the agreement. Any reset election must be made within six months from the date of the agreement. There is no current accounting effect of this reset provision because it is not known if the reset will happen or at what stock price.

On January 18, 2008 the Company hired Allen Perron as its new CFO and filed an 8-K with the SEC on January 24, 2008. Mr. Perron was granted warrants for one percent of the then outstanding common stock or 152,390 shares at an exercise price equal to the closing price on the preceding day of $0.77 per share. These warrants were to have a life of three years and vest upon achievement of certain goals to be fully vested in one year. The Company estimated the fair value of these warrants to be approximately $105,000.The fair value of these warrants was never recorded and the warrants including a warrant agreement were never issued. This employment agreement was under negotiation during the quarter ended March 31, 2008 and a new agreement was reached in May 2008.Since this negotiation was under way prior to March 31, 2008 the resulting accounting effects are recorded as of March 31, 2008. Mr. Perron has reduced his billings for services  by $10,000 and has delayed payment of $43,275 until the Company has a financing of $100,000 or more. The Company has issued to Mr. Perron 1,000,000 warrants at an exercise price of $0.13. The five day volume adjusted weighted average closing price of the shares  on May 16, 2008 was $0.13.The Company has computed the fair value of the warrants using the Black Scholes model using a 10 year life, volatility of 214%, risk free interest of 3.83% and, dividends of zero, for a fair value of $0.13 per warrant or $130,000. The $130,000 has been charged to general and administrative expense.

Note 7. COMMON STOCK AND WARRANTS

In November of 2007 the Company issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share was treated as the conversion of the $220,000 Note Payable to National into common stock of the Company. In March 2008 the Company issued an additional 450,000 shares of common stock to National as part of a settlement. See Note 5 – Notes Payable.

As discussed in Note 3, on December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC, under which Ron Crafts, John Crawford and Lynn Dean Crawford exchanged a total of 14,255,500 shares of common stock of the Company in exchange for all of the rights, title and interest held in the invention identified in the patent application assigned to the Company, along with certain other assets.

On January 16, 2008, the Company entered into nine individual consulting agreements for professional services in exchange for a sum total of 17,330,000 shares of common stock and 300,000 warrants for the purchase of common stock of the Company under Section 4(2) of the Securities Act of 1933. The closing price of the Company’s common stock on the over the counter bulletin board on January 16, 2008 was $0.89. The Company recorded these shares at $15,423,700. The fair value of the warrants was $266,400. The warrants were valued using the Black Scholes model with an issue price of $0.89, an exercise price of $1.00, volatility of 192%, a risk-free interest rate of 3.74%, a life of ten years and a dividend yield of 0% resulting in a value of $0.888 per warrant. The values recorded to equity were expensed as general and administrative expenses at the time the securities were issued.  The shares were  issued to the following individuals, for the following services:

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

18KT.TV, LLC (“18KT”) – In exchange for the creation of an investment profile for the Company and to provide investor relation services, the Company agreed to issue to 18KT, 100,000 shares of common stock of the Company and 300,000 10-year warrants with an exercise price of $1.00 per share.

Barry Davis (“Davis”) – In exchange for strategic marketing services the Company agreed to issue to Davis 1,200,000 shares of common stock of the Company

144Media, LLC (“144Media”) – In exchange for media and communication services, the Company agreed to issue to 144Media 4,000,000 shares of common stock of the Company.

Capital Group Communications (“CGC”) – In exchange for investor and market communication services, the Company agreed to issue to CGC 3,000,000 shares of common stock of the Company.

Focus Earth, Inc. (“FE”) - In exchange for green energy focused investor and market communication services, the Company agreed to issue to FE 3,000,000 shares of common stock of the Company.

Pentony Enterprises, LLC (“PE”) – In exchange for provision of web based investor and market communications services, the Company agreed to issue to PE 30,000 shares of common stock of the Company.

On February 20, 2008 the Company obtained a nine month loan extension of the Baer note in exchange for 125,000 shares of common stock valued at $0.60 per share totaling $75,000. See Note 5 – Notes Payable.

In March 2008 the Company issued 200,000 shares of common stock to a former employee in settlement of all amounts owed to either party by the other. The shares were valued at $0.30 per share totaling $60,000. See Note 6 – Contingencies.

In March 2008 the Company completed its acquisition of GeoAlgae in exchange for 5,875,000 common shares. The shares were valued at $0.25 per share for a total value of $1,468,750. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired and expensed. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan. See Note 9 -   Acquisition of GeoAlgae Technologies, Inc.

In March 2008 the Company issued 100,000 shares of common stock to a consultant to compensate the consultant for expenses incurred creating and managing press releases on behalf of the Company. The shares were valued at $0.30 per share for a total of $30,000 which was expensed as General and Administrative expense.

Effective March 31, 2008 the Company issued to Thomas Lloyd, 294,118 shares of common stock as part of a settlement of amounts owed to Thomas Lloyd for financial services provided. The shares were valued at $0.17 per share for a total of $50,000. The Company also issued 715,627 warrants to Thomas Lloyd also at a fair value of $0.17 per warrant determined by using the Black-Scholes model. For more information about this transaction, see Note 6 - CONTINGENCIES

Note 8. OPTIONS

The Company has granted 100,000 options to a director of the Company with a fair value totaling $219,000.  On October 31, 2007 the option holder, Steve Nordaker, resigned his board seat.  At the time of the resignation 33,333 options were vested and 66,667 options were not vested and were forfeited.  The $93,712 compensation expense at September 30, 2007 consisted of $73,110 expense on vested options and $20,602 in accrued compensation amortized toward the next vesting period.

Note 9.  Acquisition of GeoAlgae Technologies, Inc.

On March 18, 2008, the board of directors of the Company approved the Company’s entry into an amendment, dated March 12, 2008 (“the Amendment”), to its share exchange agreement with GeoAlgae, dated January 10, 2008 (the “Share Exchange”).

The Amendment increases the amount of common stock that the Company will issue to the shareholders of GeoAlgae in exchange for 100% of the  issued and outstanding capital stock of GeoAlgae, (i) from 3,300,000 shares of common stock of the Company at closing to 5,875,000 shares and (ii) the Company’s commitment to make up to 6,700,000 additional shares of common stock available, issuable subject to certain performance based criteria (the “GeoBio Performance Shares”), to 5,875,000, as well.  The Amendment modifies the criteria for awarding the GeoBio Performance Shares such that 80% of GeoAlgae’s contribution to the GeoBio’s EBITDA arising from GeoAlge’s biofuel growth and production technology and/or fuel distribution generated revenue shall be paid in GeoBio  Performance Shares at a rate of one (1) GeoBio Performance Share per each $1.25 of GeoAlgae’s contribution to GeoBio Energy’s EBITDA arising during the five (5) year period following the Closing (i.e.> a $1,000,000 contribution to GeoBio Energy’s EBIDTA would result in the issuance of 800,000 GeoBio Performance Shares). The GeoBio Performance shares are contingent upon future performance and will be recorded when and if issued over the five year period.

 On March 18, 2008, the Company completed its Share Exchange with GeoAlgae, pursuant to the terms of the Amendment described above and as a result, the Company acquired GeoAlgae as a wholly owned subsidiary. The Company issued 5,875,000 shares of common stock, under Section 4(2) of the Securities Act, to shareholders of GeoAlgae, as described below, and named Kenneth R. Bennett, who was recently appointed to the position of Chief Executive Officer of the Company, to the Board of Directors.

The 5,875,000 shares of the Company’s common stock were valued at $0.25 per share based on an average of the closing market price for the Company’s common stock for three days before and three days after the effective date of March 18, 2008, for a total purchase price of $1,468,750. GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired and expensed. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.  No pro forma results of operations has been presented related to this business acquisition as GeoAlgae had no operations since its inception.

The 5,875,000 Acquisition Shares were issued to GeoAlgae shareholders as follows:

•	Kenneth R. Bennett 1,468,750 shares
•	Hydro Safe, Inc. 1,468,750 shares
•	Resource Capital Development, Inc. 2,937,500 shares

Total                                              5,875,000 shares

Note 10.  LETTERS OF INTENT AND SUBSEQUENT EVENTS

Effective March 26, 2008, the Company signed a letter of intent (“LOI”) to acquire a mid size fuel haulage company providing service throughout the Company’s target region for growth, the Southwest. The LOI contemplates a $6,000,000 purchase price subject to a more detailed valuation. Completion of this acquisition is subject to successful completion of due diligence and availability of adequate financing. Also, effective April 17, 2008, the

Company signed an LOI to acquire another mid size fuel haulage company providing service throughout the Southwest. The LOI contemplates a $5,000,000 purchase price subject to a more detailed valuation. Completion of this acquisition is subject to successful completion of due diligence and availability of adequate financing.

As discussed in Note 6, on May 10, 2008 the Company entered into an Agreement with Thomas Lloyd for Placement Agent Services and Financial Advisory Services.  This agreement supersedes all previous agreements between the Company and Thomas Lloyd Capital. Under this Agreement placement fees will be a percentage, determined by funds raised. The fees will be payable in cash and warrants. Placement fees and Advisory fees for prior services provided are settled in this agreement and were recorded in the period ended March 31, 2008 because this was a subsequent event resolving an obligation that existed prior to March 31, 2008. For more information, See Note 6 - CONTINGENCIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the quarterly period ended March 31, 2008 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Organization and Business – GeoBio Energy, Inc. (“GeoBio” or the “Company”; f/k/a Better Biodiesel, Inc., successor to Mountain States Holdings, Inc. (“Mountain States”)) was incorporated as a Colorado corporation in November 1990 under the name Slam Dunk Enterprises, Inc, was inactive until May 1998 when it started engaging in the business of providing first and second mortgage financing under the name of Mountain States Lending, Inc.  During January 2001, the corporation filed articles of amendment with the Colorado Secretary of State, changing the corporation’s name to Mountain States Lending, Inc., and during September 2002 changed the name again, to Mountain States Holdings, Inc.  During September 2002, the corporation formed a wholly-owned subsidiary named Mountain States Lending, Inc. (“Mountain States Lending”) and on December 31, 2002, it transferred all of its assets and liabilities related to the mortgage lending business to this new subsidiary.  In August 2006, all of the Company’s assets and liabilities resided in two wholly-owned subsidiaries that were spun-off to two stockholders, one of whom was the former CEO of the Company, in exchange for 325,000 pre-split (162,500 post-split) shares of the Company’s common stock.  In September 2006, the Company entered into  the Exchange Agreement with Domestic Energy Partners, LLC, a Utah limited liability company (“DEP”), pursuant to which it acquired all of the equity interests in DEP.  On September 20, 2006 prior to the closing of its Exchange Agreement with DEP, a majority of the shareholders of the Company at a special meeting of the shareholders approved amendments to the Company’s Articles of Incorporation to change the Company’s name to Better Biodiesel, Inc., and to reverse split its shares of common stock on the basis of one share for each two shares issued and outstanding with all fractional shares rounded up to the nearest whole share. The foregoing amendments were effective September 21, 2006.

                The share exchange of the Company and DEP was accounted for as a reverse merger, which is equivalent to a recapitalization of the Company.

Until recently the Company focused almost exclusively on the development of proprietary technology to enable the production of biodiesel fuel from all types of animal fats as well as virgin oils derived from vegetative sources such soybeans, rapeseed, palm and switch grass, for example.   GeoBio’s prior production process (when operating as Better Biodiesel), focused on eliminating the use of the caustic chemical catalyst and thereby limiting the “washing process” in favor of a streamlined, continuous flow production method.  Eliminating the “washing process” also eliminated the need for outdoor evaporation ponds which require several acres of land devoted to the removal of caustic chemical through the evaporation of the water used in the washing process.

The Company and its advisors continued to develop and evaluate the proprietary technology during, and subsequent to, the fiscal year ended 2007.  Based on its evaluation, on December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with Ron Crafts, Chairman and Chief Executive Officer of the Company, John Crawford, President, Chief Technology Officer and a Director of the Company, Lynn Dean Crawford, Chief Operations Officer of the Company, James Crawford, Mary Crafts, and Culinary Crafts, LLC, under which Ron Crafts, John Crawford and Lynn Dean Crawford exchanged a total of 14,255,500 shares of common stock of the Company in exchange for all of the rights, title and interest held in the invention identified in the patent application assigned to the Company, along with certain other assets.

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
In order to reflect the Company’s revised business plan, on January 14, 2008, in reflection of the Company’s developing business strategy, the Company and a majority of its shareholders consented to an amendments to the Company’s Articles of Incorporation to change the Company name to “GeoBio Energy, Inc” effective February 15, 2008.  The new trading symbol is GBOE.OB.

On March 6, 2008, GeoBio announced the appointment of Ken Bennett as Chief Executive Officer of the Company.  A former Arizona State Senator, Mr. Bennett has more than twenty years of experience in the fuel and oil distribution industry having previously served as the CEO of a third generation oil company, including expertise and experience in management, marketing, finance, and government affairs.

On March 18, 2008, GeoBio completed a share exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”), and named CEO Ken Bennett to the Board of Directors.   Mr. Bennett was the CEO of GeoAlgae at the time of Geo Bio’s entry into the share exchange agreement on January 10, 2008, as amended March 18, 2008 (the “Share Exchange”).  In accordance with the Share Exchange, GeoBio issued 5,875,000 shares of common stock to shareholders of GeoAlgae.  Additionally, the Share Exchange provides  the opportunity for GeoAlgae’s former shareholders (now shareholders of GeoBio) to obtain performance-based common stock based on GeoAlgae’s contribution to GeoBio’s EBITDA at a rate of one (1) share of GeoBio common stock per each $1.25 of GeoAlgae’s contribution to GeoBio Energy’s EBITDA during the five (5) year period following March 18, 2008.

PLAN OF OPERATION

During the next 12-month period the Company intends to focus on (1) the commercial development of (i) proprietary biodiesel feedstock growth and carbon sequestration technology and (ii) the procurement and supply of biodiesel and petroleum diesel for its distribution activities, (2) the acquisition of regional fuel distributors, particularly in the southwestern United States (3) obtaining contracts to enable validation of its algae growth technology (4) the vertical integration of these strategies, and (5) raising additional capital through debt or equity financing.

Management believes that the key to profitability in the biodiesel industry is to control raw material and production costs.  Rising commodity prices have caused many biodiesel producers to close operations while concurrently leading to a tightening of available investment capital. Through a vertical integration strategy GeoBio intends to become a “plant-to-pump” solution  to the current pursuit for energy independence and a cleaner environment. The company’s business model emphasizes the acquisition of existing, profitable wholesale distribution and haulage companies, with the goal of increasing profitability through economies of scale and introducing currently available, alternative fuels to a wider range of available customers.

The Company is working to develop and grow feed stocks for the production of low cost, alternative fuels that will not compete with acreage or resources dedicated to food crop production.  GeoBio currently focuses on algae as a feedstock which, management believes, can be produced on a commercial scale and to provide a low cost feedstock that is non-competitive to food based sources and provide for carbon dioxide sequestration opportunities in addition to other environmental challenges.

Having strong stable earnings from distribution as an integral part of a vertically integrated company providing a complete plant-to-production-to-distribution solution addressing the core issues of the 21st century- clean, economical, renewable fuels and energy independence can not be over emphasized and reflects on GeoBio Energy, Inc.'s business model.  In that regard, during the 2nd  quarter of 2008, GeoBio signed letters of intent for the proposed acquisition of two fuel distribution companies, both generating positive EBIDTA, located in the southwestern United States.  Both acquisitions are contingent upon GeoBio’s ability to raise the necessary capital financing to fund these purchases.

We had a net loss of $17,821,930 for the quarter ended March 31, 2008, and a net loss of

$515,884 for the same period a year ago, resulting in an increase in net loss of   $17,306,046.

We had a net loss of $18,258,749 for the six months ended March 31, 2008, and a net loss of $1,095,695 for the same period a year ago, resulting in an increase in net loss of   $17,163,054.

For the three months ended March 31, 2008 operating expenses were $17,790,621 compared to $449,034 the same period last year, an increase of $17,341,587.     For the six months ended March 31, 2008 operating expenses were $18,183,082 compared to $1,022,453 for the same period last year, an increase of  $17,160,629.  We have financed our operations through various private equity and debt transactions.

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

Accounting for Derivatives - As of March 31, 2008, the Company has convertible debt, options, warrants with derivative characteristics.  The Company has evaluated these instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  None of the instruments have qualified as derivatives.  If the instruments met the criteria of the derivative the result would have been that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Share-based payments- The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2006, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  As of March 31, 2008, there were 1,700,443 warrants outstanding, of which 800,000 were for consulting services and there were 33,333 vested options outstanding to an independent director.

               Results of Operations

	For the six months ended March 31, 2008	For the six months ended March 31, 2007	Differences
Sales	$-	$11,925	$(11,925)
Cost of Sales	20,922	-	20,922
Gross profit (loss)	(20,922)	11,925	(32,847)
Operating expenses
Depreciation	30,359	72,493	(42,134)
Marketing	114	72,779	(72,665)
Research and development	(165)	35,802	(36,967)
General and administrative	16,567,916	841,379	15,726,537
Loss from write down of impaired assets	1,584,858	-	1,584,858
Total operating costs	18,204,004	1,010,528	17,193,476)
Loss from operations	(18,204,004)	(1,010,528)	(17,193,476)
Interest expense	(54,745)	(85,167)	30,422
Net loss	$(18,258,749)	$(1,095,695)	$(17,163,054)

	For the six months ended March 31, 2008	For the six months ended March 31, 2007	Differences
Sales	$-	$11,925	$(11,925)
Cost of Sales	-	-	-
Gross profit (loss)	-	11,925	(11,925)
Operating expenses
Depreciation	-	62,722	(62.722)
Marketing	-	3,492	(3.492)
Research and development	-	2,294	(2,294)
General and administrative	16,321,871	380,526	15,941,345
Loss from write down of impaired assets	1,468,621	-	1,468,750
Total operating costs	17,790,621	449,034	17,341,587
Loss from operations	(17,790,621)	(437,109)	(17,353,512)
Interest expense	(31,309)	(78,775)	47,466
Net loss	$(17,821,930)	$(515,884)	$(17,306,406)

Sales. There were no sales for the three month or six month periods ended March 31, 2008 and sales for the three and six month periods ended March 31, 2007 were $11,925. These sales came in 2007 from the delivery of 4,500 gallons of fuel in March of 2007 to a potential customer to be used by the buyer for testing in their laboratory and in actual use.  There have been no sales since that time.

Cost of Sales for the three  and six month periods ended March 31, 2008 was $20,922 and was the result of inventory adjustments to reduce the carrying value for unsalvageable fuel to net realizable value of  $0.  There was no cost of sales for the three and six month periods ended March, 31, 2007. Cost of sales from inception on November 1, 2004 through March 31, 2008 was $54,193, $33,271 of which was incurred prior to the six months ended March 31, 2008. This prior cost of sales in 2007 was inventory adjustments to reduce the carrying value to net realizable value. The write down consisted of $16,532 for out of specification and unsalvageable fuel in process and  $16,739  to adjust other additional work in process to net realizable value. There was no cost of sales associated with the sales, since that fuel was produced from feedstock that had been expensed for research and development purposes.

Depreciation decreased from $72,493 for the six months ended March 31, 2007 to $30,359 for the six months ended March 31, 2008. The $42,134 decrease comes because in  December 2007, all of the net book value of the property and equipment, amounting to  $408,807 was deemed to be impaired and was written off. Depreciation reduction of $62,722 for the quarter ended March 31, 2007 to $0 for the quarter ended March 31, 2008 is also a result of this asset reduction.. The impaired assets were subsequently exchanged for Company shares of common stock held by DEP members in connection with the Asset Purchase, Settlement and Mutual Release Agreement. See Loss from write down of impaired assets below.

Marketing decreased to $0 and $114 , respectively, for the three and six month periods ended March 31, 2008 from $3,492and $72,779 in the three and six month periods, respectively, ended on March 31, 2007.The decrease was the result of the reduction of marketing activities in the three and six month periods  ended March 31, 2008 resulting from the Company’s current focus on its revised plan of operations.

Research and Development decreased to$0 and  ($165), respectively,   for the three and six month periods ended March 31, 2008 from $2,294 and $35,802 in the three and six month periods, respectively, ended on March 31, 2007. The decrease was the result of the reduction of research and development activities in the three and six month periods ended March 31, 2008 resulting from the Company’s current focus on its revised plan of operations.

General and administrative expenses amounted to $16,321,871 for the quarter ended March 31, 2008 compared to $380,526 for the same period in 2007, an increase of $15,941,345. The increase is primarily attributed to shares issued to consultants for investor and market communications services, valued at $ 9,312,000, shares issued to consultants for services for the implementation of the Company’s revised business plan, valued at $6,408,000, shares issued for settlement of prior disagreements, approximately $227,000, an increase in legal expenses of approximately $77,000, an  increase in accounting fees of  approximately $64,000, a decrease of  payroll of approximately $193,000, and. a decrease of  other fees and expenses of approximately $66,000.These changes occurred as a result of the Company’s current focus on its revised plan of operations.

General and administrative expenses amounted to $16,567,916 for the six months ended March 31, 2008 compared to $841,379 for the same period in 2007, an increase of $15,726,537. The increase is primarily attributed to shares issued to consultants for investor and market communications services, valued at $9,312,000, shares issued to consultants for services for the implementation of the Company’s revised business plan, valued at $6,408,000, shares issued for settlement of prior disagreements, approximately $236,000, a decrease in legal expenses of approximately $14,000, an  increase in accounting fees of  approximately $16,000, a decrease of  payroll of approximately $193,000, and a decrease of  other fees and expenses of approximately $150,000.These changes occurred as a result of the Company’s current focus on its revised plan of operations.

Loss from write down of impaired assets was $1,468,750 and $1,584,858 for the three and six months periods, respectively, ended March 31, 2008. There were no write downs for impaired assets for the three or six months ended March 31, 2007. There was an impairment loss in the first quarter of 2008 of $116,108 and an impairment loss in the second quarter of 2008 of $1,468,750. These impairment are discussed below.

In response to management’s belief that the proprietary technology acquired in the September  2006 Exchange Agreement with Domestic Energy Partners, LLC would not be ready for large-scale commercial use in the near term, the Company recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  The Company subsequently entered into an Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP for them to take back the technology and related assets.  These members also agreed to assume certain related liabilities, which had the net affect of adjusting the loss from impairment to $116,108. The following table sets forth the calculation of this impairment loss in the first quarter of 2008. Subsequent to the impairment loss, the Company exchanged the technology including the impaired assets and liabilities for 14,255,500 shares of the Company’s common stock held by the members of DEP. No value was assigned for these shares which had no value assigned at the time of original issuance. As of March 31, 2008 the Company has no property and equipment.

Assets and liabilities impaired:
Cash	$50
Inventory	36,411
Advances	6,000
Deposits	5,500
Property and equipment	408,807
Accrued payroll obligations	(260,750)
Cash advance payable to former CEO
including interest	(79,910)
Total expense for impairment of business
operating assets	$116,108

In March of 2008 the Company acquired GeoAlgae Technologies, Inc.(GeoAlgae) in exchange for 5,875,000 shares of the Company’s common stock valued at $1,468,750. At the time of the acquisition the assets of GeoAlgae were nil and the entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired and expensed. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.

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

The Company’s working capital was a deficit of $959,544 at March 31, 2008 compared to a working capital deficit of $1,137,142 at March 31, 2007.

Net cash used in operating activities amounted to $163,804  for the six months ended March 31, 2008 compared to $380,773 net cash used in operating activities for the same period in 2007.

Cash used in investing activities amounted to $0 for the six months ended March 31, 2008 compared to $208,230 for the same period in 2007.

Cash provided from financing activities for the six months ended March 31, 2008 was $66,142 compared to $564,630 for the same period in 2007.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GeoBio is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  The Company is currently not aware of any pending legal proceedings to which the Company may become a party that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November of 2007 the Company issued 44,000 shares of common stock to National Real Estate Solutions Group (“National Real Estate”) per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”) after National Real Estate and the Company failed to reach an agreement on an amendment to the Securities Agreement.   The issuance of these 44,000 shares at $5.00 per share was treated as the conversion of the $220,000 Note Payable to National Real Estate into common stock of the Company. Despite the Securities Agreement, National Real Estate continued to take the position that the Company was obligated to repay the convertible debenture in cash.  After continued negotiations, the Company agreed to issue, and on March 18, 2008 did issue, 450,000 shares of common stock, in satisfaction of National Real Estate’s remaining claims.

On March 18, 2008, the GeoBio completed a Share Exchange agreement, dated January 10, 2008, with GeoAlgae,  In accordance with the Share Exchange, as amended on March 18, 2008, GeoBio issued 5,875,000 shares of common stock (the “Acquisition Shares”) to GeoAlgae.  The shares were valued at $0.25 for a total of $1,468,750. Additionally, the Share Exchange provides the opportunity for GeoAlgae’s former shareholders (now shareholders of GeoBio) to obtain an additional 5,875,000 performance –based shares of common stock based on GeoAlgae’s contribution to the GeoBio’s EBITDA at a rate of one (1) share of GeoBio common stock per each $1.25 of GeoAlgae’s contribution to GeoBio Energy’s EBITDA during the five (5) year period following March 18, 2008.  The 5,875,000 Acquisition Shares were issued to GeoAlgae shareholders as follows:

•	Kenneth R. Bennett 1,468,750 shares
•	Hydro Safe, Inc. 1,468,750 shares
•	Resource Capital Development, Inc. 2,937,500 shares

On January 16, 2008, the Company entered into nine individual consulting agreements for professional services in exchange for a sum total of 17,330,000 shares of common stock and 300,000 warrants for the purchase of common stock of the Company under Section 4(2) of the Securities Act of 1933. The closing price of the Company’s common stock on the over the counter bulletin board on January 16, 2008 was $0.89. The Company recorded these shares at $15,423,700. The fair value of the warrants was $266,400 The warrants were valued using the Black Scholes model with an issue price of $0.89, an exercise price of $1.00, volatility of 192%, a risk-free interest rate of 3.74%, a life of ten years and a dividend yield of 0% resulting in a value of $0.888 per warrant. The values recorded to equity were expensed as general and administrative expenses at the time the securities were issued.  The shares are to be issued to the following individuals, and for the following services:

Cambridge Partners, LLC (“Cambridge”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Cambridge 2,000,000 shares of common stock of the Company

Joseph Martin, LLC (“Joseph Martin”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Joseph Martin 2,000,000 shares of common stock of the Company.

Shropshire Capital Holdings, LLC (“Shropshire”) – In exchange for strategic management services to effect the implementation of the Company’s business plan, the Company agreed to issue to Shropshire 2,000,000 shares of common stock of the Company.

18KT.TV, LLC (“18KT”) – In exchange for the creation of an investment profile for the Company and to provide investor relation services, the Company agreed to issue to 18KT, 100,000 shares of common stock of the Company and 300,000 10-year warrants with an exercise price of $1.00 per share.

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

Pentony Enterprises, LLC (“PE”) – In exchange for provision of web based investor and market communications services, the Company agreed to issue to PE 30,000 shares of common stock of the Company
On February 20, 2008 the Company obtained a nine month loan extension of the Baer note in exchange for 125,000 shares of common stock valued at $0.60 per share totaling $75,000.

In March 2008 the Company issued 200,000 shares of common stock to a former employee in settlement of all amounts owed to either party by the other. The shares were valued at $0.30 per share totaling $60,000.

In March 2008 the Company issued 100,000 shares of common stock to a consultant to compensate the consultant for expenses incurred creating and managing press releases on behalf of the Company. The shares were valued at $0.30 per share for a total of $30,000 which was expensed as General and Administrative expense.

Effective March 31, 2008 the Company issued to Thomas Lloyd, 294,118 shares of common stock as part of a settlement of amounts owed to Thomas Lloyd for financial services provided. The shares were valued at $0.17 per share for a total of $50,000. The Company also issued 715,627 warrants to Thomas Lloyd also at a fair value of $0.17 per warrant determined by using the Black-Scholes model.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Amendments to Articles of Incorporation

On January 14, 2008, in reflection of the Company’s evolving business strategy in commercializing biofuel technologies, the Company and a majority of its shareholders consented to an amendments to the Company’s Articles of Incorporation to change the Company name to “GeoBio Energy, Inc,”  effective February 15, 2008.  The new trading symbol is GBOE.OB.

ITEM 5.  OTHER INFORMATION.

Completion of a Material Agreement

On March 18, 2008, GeoBio completed a share exchange with GeoAlgae and named CEO Ken Bennett to the Board of Directors.   Mr. Bennett was the CEO of GeoAlgae at the time of the GeoBio’s entry into the share exchange agreement on January 10, 2008, as amended March 18, 2008.

In accordance with the Share Exchange, GeoBio issued 5,875,000 shares of common stock to GeoAlgae, and named Ken Bennett to the Board of Directors of GeoBio.  Additionally, the Share Exchange provides  the opportunity for GeoAlgae’s former shareholders (now shareholders of GeoBio) to obtain performance-based common stock based on GeoAlgae’s contribution to the GeoBio’s EBITDA at a rate of one (1) share of GeoBio common stock per each $1.25 of GeoAlgae’s contribution to GeoBio Energy’s EBITDA during the five (5) year period following March 18, 2008.

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

On March 18, 2008, pursuant to the completion of the Share Exchange, the Company appointed Kenneth R. Bennett, currently the Chief Executive Officer of the Company, to the Board of Directors.  A former Arizona State Senator, Ken Bennett, 49, has more than twenty years of experience in the fuel distribution industry including expertise and experience in management, marketing, finance, and government affairs.  Between 1984-2006, Mr. Bennett served as CEO of a third-generation fuel distribution company, Bennett Oil Company.  During his eight years term as an Arizona State Senator, Mr. Bennett served as Senate President between  2003-2007.  Mr. Bennett earned a Bachelor of Science on a President’s Scholarship award from Arizona State University in 1984.

           Resignation of Chief Financial Officer; Appointment of Chief Financial Officer

On January 19, 2008, the Board accepted the resignation of Gary Crook as Chief Financial Officer of the Company.  Mr. Crook had served as Chief Financial Officer since his appointment on January 26, 2007.  Mr. Crook’s resignation reflects the Company’s decision to shift to a vertically integrated business strategy in pursuit of additional revenue opportunities with the bio-fuels industry, and does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On January 18, 2008 the Company hired Allen Perron as its new CFO and filed an 8-K with the SEC on January 24, 2008. Mr. Perron is an independent Business Consultant. He has over thirty-six years experience as an Accounting and Finance Professional.  He successfully managed services to clients including eleven years as a CPA/ audit manager performing financial auditing with Coopers & Lybrand, including preparation of financial statements, and preparation and review of SEC filings. For twelve years he served as Vice President of Finance and /or President and/or Director for all of the non-regulated subsidiaries of Puget Power, the predecessor of Puget Sound Energy.  He has been an independent Business Consultant for the past eleven years including more than two years performing evaluation of accounting and control systems for compliance with the Sarbanes-Oxley Act. Other experience includes creation of business plans, budgeting, financial forecasting, selection of accounting systems, and planning, structuring and due diligence procedures in connection with mergers and acquisition.  He has also managed start-up situations and served as a consultant with responsibility for SEC filings for small business enterprises.

Appointment of Chief Executive Officer

On March 6, 2008, GeoBio Energy, Inc., Board of Directors approved Kenneth Bennett’s employment agreement making him the new Chief Executive Officer of the Company.

The employment agreement provides a thirty-six (36) month term, subject to automatic renewal for successive twelve (12) month periods, continuing until the earlier of (i) Mr. Bennett’s resignation upon 30 days notice, (ii) his termination by the Company upon 30 days notice, (iii) his death or disability.  Mr. Bennett will receive compensation at the annual rate of One hundred thousand Dollars ($100,000.00) for his first year of employment; One hundred twenty-five thousand Dollars ($125,000.00) for his second year of employment; and One hundred seventy-five thousand Dollars ($175,000.00) for his third year of employment, payable on a semi-monthly basis, which commenced accrual on March 19, 2008, becoming payable to the extent that cash payments do not exceed 10% of any sums received pursuant to the closing of a financing (or financings) and/or revenues generated through operations of GeoBio, up the extent of the aforementioned year one, year two and year three salary limits, unless the Board determines that funds for cash payments of greater than 10% of revenues are available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB.

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

10.17	Employment Agreement with Kenneth Bennett	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed March 11, 2008

10.18	First Amendment to the Share Exchange Agreement with GeoAlgae Technology, Inc., dated March 12, 2008	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed March 19, 2008

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.6	Letter of Intent Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.9	Press Release Dated March 7, 2008	Incorporated by reference to Exhibit 99.9 of the Company’s Form 8-K filed March 11, 2008

 (b)  Form 8-K Filings

During the quarter ended March 31, 2008 and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Earliest Event Reported	Items Reported*
March 18, 2008	1.01, 2.01, 3.02, 5.02 and 9.01
March 6, 2008	5.02
January 18, 2008	1.01, 3.02, 5.02 and 9.01
January 14, 2008	1.01, 5.02, 5.03 and 9.01

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOBIO ENERGY, INC.
(Name of Registrant)

May 19, 2008                                                      By:      /s/ Ken R. Bennett
         Ken R. Bennett
         Chief Executive Officer