Form 10-Q
period 2008-06-30
GeoBio Energy, Inc.
filed 2008-12-08
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30 , 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the Company's common stock outstanding on August 15, 2008:  41,207,619

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

GEOBIO ENERGY, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE PERIOD ENDED JUNE 30, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

GeoBio Energy, Inc’s (the “Company” or “GeoBio Energy”; or, at times when describing specific events occurring prior to the Company’s February 15, 2008 name change, referred to by its former name “Better Biodiesel”) 10QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

Our management has included projections and estimates in this Form 10QSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2008
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$459
Prepaid expenses	37,500
Employee advances	1,000
Total current assets	38,959
Property and equipment, net	-
Deposits	-
Total assets	$38,959
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$864,113
Notes payable	133,902
Advances payable	66,142
Total current liabilities	1,064,157
Stockholders' Deficit
Preferred stock, no par value, 5,000,000 shares authorized, none issued	-
Common stock, no par value, 200,000,000 shares authorized,
41,107,619, issued and outstanding	18,539,378
Additional paid in capital	1,620,309
Deficit accumulated during the development stage	(21,184,885)
Total stockholders' deficit	(1,025,198)
Total liabilities and stockholders' deficit	$38,959

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended June 30, 2008 and June 30, 2007 and
For the Period from Inception (November 1, 2004) through June 30, 2008
(Unaudited)
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007	From Inception on November 1, 2004 Through June 30, 2008
Sales	$-	$-	$-	$11,925	$11,925
Cost of sales	-	-	20,922	-	54,193
Gross profit (loss)	-	-	(20,922)	11,925	(42,268)

Operating Expenses
Depreciation	-	30,392	30,359	102,885	184,724
Marketing	-	13,005	114	85,784	193,167
Research and development	-	356	(165)	36,158	72,176
General and administrative	57,407	781,435	16,625,323	1,622,814	18,856,213
Loss from write down of impaired assets	-	-	1,584,858	-	1,584,858
Total operating expenses	57,407	825,188	18,240,489	1,847,641	20,891,138
Loss from operations	(57,407)	(825,188)	(18,261,411)	(1,835,716)	(20,933,406)
Interest (expense)	(28,247)	(14,997)	(82,992)	(100,164)	(201,113)
Loss before extraordinary item	(85,654)	(840,185)	(18,344,403)	(1,935,880)	(21,134,519)
Extraordinary item- loss of assets from fire	-	-	-	-	(50,366)
Net loss	$(85,654)	$(840,185)	$(18,344,403)	$(1,935,880)	$(21,184,885)
Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.54)	$(0.06)
Weighted average basic and diluted shares
outstanding	41,107,619	30,726,512	34,111,571	30,575,505

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
Formerly BETTER BIODIESEL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended June 30, 2008 and June 30, 2007,
and For the Period from Inception (November 1, 2004) through June 30, 2008
(Unaudited)
	For the Nine Months Ended June 30, 2008	For the Nine Months Ended June 30, 2007	From Inception on November 1, 2004 through June 30, 2008
Cash Flows From Operating Activities
Net loss	$(18,344,403)	$(1,935,880)	$(21,184,885)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	30,359	105,559	192,746
Amortization of debt discount	8,302	68,437	79,214
Non-cash expense for consulting, director fees and other expenses	16,096,100	645,697	16,760,199
Non-cash expense for bad debt reserve and carrying value of inventory	24,922	-	58,691
Non-cash expense for extraordinary item - write down of assets lost in fire	-	-	50,366
Non-cash expense for impairment of business operating assets	1,584,808	-	1,584,808
Changes in operating assets and liabilities, net of effects of DEP transaction
Change in accounts receivable	-	(4,500)	(4,500)
Change in inventory	-	(38,436)	(79,497)
Change in prepaid expenses	57,958	(47,465)	37,500
Change in employee advances	1,000	(8,000)	(7,000)
Change in deposits	20,000	(20,000)	(5,500)
Change in accounts payable and	-
accrued expenses	356,847	626,534	1,164,842
Net cash used in operating activities	(164,107)	(608,054)	(1,353,016)
Cash Flows From Investing Activity
Purchases of property and equipment	-	(299,958)	(477,373)
Cash Flows From Financing Activities
Proceeds from related parties for company
expenses, net	66,142	75,000	293,363
Proceeds from notes payble	-	282,485	282,485
Proceeds from sale of 377,500 units, consisting of 377,500 shares and warrants to purchase 377,500 shares valued at $2.00 per unit,
excluding $75,500 in accrued financing fees	-	673,000	755,000
Proceeds from related party notes payable	-	-	500,000
Net cash provided by financing
activities	66,142	1,030,485	1,830,848
Net Change In Cash and Cash Equivalents	(97,965)	122,473	459
Cash and Cash Equivalents, beginning of period	98,424	173,816	-
Cash and Cash Equivalents, end of period	$459	$296,289	$459

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Contribution of airplane and other assets by related party	$-	$-	$138,825
Conversion of related party note payable and accrued
interest to common stock	$-	$-	$506,667
Conversion of contributions of cash and airplane
by related party to common stock	$-	$-	$291,046
Subscription receivable from related party on purchase of 41,000 units of private placement of units consisting of 41,000 shares and warrants to purchase 41,000
shares valued at $2.00 per unit		$(82,000)	$(82,000)
Accrued financing fees for private placement of 377,500 units consisting of 377,500 shares and warrants to purchase 377,500 share valued at
$2.00 per unit	$-	$(75,500)	$(75,500)
Issuance of 28,491 warrants as financing fee on 377,500 units private
placement	$-	$-	$(65,523)
Contribution of inventory and assets in exchange for units
consisting of shares and warrants valued at $2.00 per unit	$-	$46,828	$46,828
Non-cash adjustment of assets and liabilities from impairment and subsequent disposition:
Disposition of inventory	$36,411	$-	$36,411
Disposition of advances	$6,000	$-	$6,000
Disposition of deposits	$5,500	$-	$5,500
Disposition of property and equipment	$408,807	$-	$408,807
Settlement of payroll obligations	$(260,750)		$(260,750)
Settlement of related party payable	$(79,910)	$-	$(79,910)
Non cash adjustment of inventory to net realizable value	$20,922	$-	$20,922
Conversion of note payable to common stock	$(220,000)	$-	$(220,000)
Issuance of common stock for note payable extention fee recorded as a prepaid	$(75,000)	$-	$(75,000)
Shares issued for the payment of accounts payable	$50,000	$-	$50,000

See Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM   1.     FINANCIAL STATEMENTS.

Note 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

On February 15, 2008, Better Biodiesel, Inc. (the “Company“) changed its name to GeoBio Energy, Inc. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on January 15, 2008.  Operating results for the three month and nine month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008.

Note 2.  GOING CONCERN CONSIDERATIONS

The Company’s condensed financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in its Annual Report on Form 10-KSB for the year ended September 30, 2007, the Company has sustained losses and has relied on advances and loans from owners and sales of shares of its equity for operating capital.  Additionally, the Company has sustained additional operating losses for the nine months ended June 30, 2008 of $18,344,403.

The Company is currently illiquid, is sustaining consistent losses and is insolvent.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

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

Accounts Receivable

Accounts receivable consisted of a net $4,500 due from the sale of  fuel in March of 2007 and are associated with the tax rebate to be collected by the buyer and passed back to the Company.  The Company has taken a $4,500 reserve in anticipation that the receivable will not be collectable. The net value of accounts receivable at June 30, 2008 is zero.

Inventory

Inventory carried at the lower of average cost or market of $57,333 at September 30, 2007 has been adjusted to zero value. Inventory of $36,411 was determined to be impaired and was transferred to Domestic Energy Partners LLC (DEP) under an Asset Purchase, Settlement and Mutual Release Agreement. The inventory that was transferred to DEP was determined to be impaired as part of the technology the Company moved away from. Inventory in the amount of $20,922 was written down to net realizable value of zero upon determination by the Company that it was unsalable. There was no inventory remaining at June 30, 2008.

Property and Equipment

As of June 30, 2008, the Company had no property and equipment.

Depreciation expense for the three and nine month periods ended June 30, 2008 was $0 and $30,359, respectively and from inception (November 1, 2004) through March 31, 2008 was $184,724.

Impairment  of  Assets

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

Assets and liabilities impaired:
Cash	$ 50
Inventory	36,411
Employee Advances	6,000
Deposits	5,500
Property and equipment	408,807
Accrued payroll obligations	(260,750)
Cash advance payable to former CEO
including interest	(79,910)
Total expense for impairment of business
operating assets	$ 116,108

During the three month period ending March 31, 2008 the Company recorded an impairment loss of $1,468,750 in connection with the acquisition of GeoAlgae Technologies, Inc.(“GeoAlgae”) The Company allocated the entire purchase price of $1,468,750 to intangible assets and subsequently wrote off the intangible asset as impaired. See Note 11 - Acquisition of GeoAlgae for further explanation of this impairment of assets.
Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Weighted average shares were 41,107,619 and 34,111,571 for the three and nine month periods , respectively, ended June 30, 2008 and 30,726,512 and 30,575,505 for the three and nine month periods , respectively, ended June 30, 2007. Potential common shares are those issuable upon the conversion or exercise of other potentially dilutive securities such as preferred stock, convertible debt, options, and warrants.  In these financial statements there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net losses.

Note 4. RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2008, Ron Crafts left the Company. Related party advances of $75,000 and interest thereon of $4,910 were settled in the Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP, effective December 20, 2007. See Impairment of Assets section of Note 3.

David M. Otto is general securities counsel and a director of the Company and a principal at The Otto Law Group, PLLC.  For the three and nine month periods ended June 30, 2008, the Company expensed legal fees of $0 and $193,373, respectively to The Otto Law Group, PLLC and has paid fees of $34,696.  For the three and nine month periods ended June 30, 2007, the Company expensed legal fees of $0 and $214,959, respectively, to The Otto Law Group, PLLC and  paid no fees .

As of June 30, 2008, the Company’s former Chief Executive Officer advanced the Company $1,500, and a Director has advanced the Company a net amount of $2,848. Two other related parties made advances to the Company in the amounts of $27,098 from Joseph Martin, LLC and $34,696 from Cambridge Partners. All of these related party advances are included in advances payable and will bear interest at 8% per annum. The Company intends to repay the advances.

Note 5.  NOTES PAYABLE

In November of 2006 the Company received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February of 2007 a note payable was executed in exchange for the advance. The note, which was originally due in February 2008, was subsequently assigned by Sausalito to Henry Baer (“Baer”), an individual. In February of 2008, Baer granted a nine month extension of the due date in exchange for 125,000 shares of common stock of the Company, valued at $75,000. The extension fee was recorded as a prepaid expense and, is being amortized on a straight line basis over nine months. As of June 30, 2008 the prepaid balance is $37,500.  Additionally, $6,000 of accrued interest was reclassified as part of the note to give effect to annual compounding of interest which is 10% per annum. At June 30, 2008 accrued interest on the note was $3,390. Since the note was originally due in February 2008, the remaining $6,394 of the related debt discount was written off at that time.

In March of 2008 the Company entered into a note payable with Tatum, LLC (“Tatum”) as settlement of $27,902 then owed to Tatum for employment related consulting services. The note is due at the earlier of one year or a Company financing of at least $1,500,000 and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note is convertible at any time into common stock of the Company at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. At June 30, 2008, interest accrued on the note was $726.

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

Note 6.  CONTINGENCIES

On January 29, 2007, the Company's board of directors resolved to issue 16,000 shares of the Company's common stock to two separate parties for services rendered.  The value of these services was deemed to be $120,000 (based on the closing market price of the Company’s shares on the grant date).  As of March 31, 2008, the $60,000 obligation to one of the parties, a former employee, has been assumed by Domestic Energy Partners, LLC as part of the December 20, 2007 Asset Purchase, Settlement and Mutual Release Agreement between DEP and the Company. See Note 3 – Property and Equipment. In March 2008, the Company issued 200,000 shares of common stock to that party as settlement of all claims and amounts owed. The stock was recorded at $60,000 as a General and Administrative expense which was off -set by a $23,000 net reduction of expense for specific amounts settled. As of March 31, 2008, the shares to the other party have not been issued and a liability of $60,000 has been recorded and is included in accounts payable and accrued expenses at that date.  An additional $20,000 of expense has been recorded under the terms of an agreement with this party, resulting in a total recorded liability of $80,000 at March 31, 2008. The settlement of this liability continues to be in process.

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

In March 2008 the Company completed its acquisition of GeoAlgae in exchange for 5,875,000 common shares. The shares were valued at $0.25 per share for a total value of $1,468,750. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired and expensed. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan. See Note 11 -   Acquisition of GeoAlgae Technologies, Inc.

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

In May 2007, pursuant to Section 4(2) of the Act, the Company issued 125,000 shares of common stock to Sausalito Capital Partners I, LLC (“Sausalito”) in exchange for Sausalito extending the maturity date of its February 15, 2007 loan, in the amount of $100,000 plus 6% annual interest, to the Company from February 15, 2008 to November 14, 2008.

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

Note 9. CFO COMPENSATION

On January 18, 2008 the Company hired Allen Perron as its new CFO and filed an 8-K with the SEC on January 24, 2008. Mr. Perron was granted warrants for one percent of the then outstanding common stock or 152,390 shares at an exercise price equal to the closing price on the preceding day of $0.77 per share. These warrants were to have a life of three years and vest upon achievement of certain goals to be fully vested in one year. The Company estimated the fair value of these warrants to be approximately $105,000.  The fair value of these warrants was never recorded and the warrants including a warrant agreement were never issued. This employment agreement was under negotiation during the quarter ended March 31, 2008 and a new agreement was reached in May 2008. Since this negotiation was under way prior to March 31, 2008 the resulting accounting effects are recorded as of March 31, 2008. Mr. Perron has reduced his billings for services by $10,000 and has delayed payment of $43,275 until the Company has a financing of $100,000 or more. The Company has issued to Mr. Perron 1,000,000 warrants at an exercise price of $0.13. The five day volume adjusted weighted average closing price of the shares on May 16, 2008 was $0.13.  The Company has computed the fair value of the warrants using the Black Scholes model using a 10 year life, volatility of 214%, risk free interest of 3.83% and, dividends of zero, for a fair value of $0.13 per warrant or $130,000. The $130,000 has been charged to general and administrative expense.

On July 24, 2008, the Allen Perron resigned as Chief Financial Officer of the Company. All shares issuable to Allen Perron have been settled.  See Note 13 – SUBSEQUENT EVENTS

Note 10. PLACEMENT AND ADVISORY SERVICES

The Company had an engagement letter with Thomas Lloyd Capital, LLC (Thomas Lloyd)(a financial advisor to the Company) to pay for Placement and Advisory services through the issuance of common stock, warrants and the payment of cash. In May-July 2007 Thomas Lloyd helped the Company sell stock and warrants for $755,000. For Placement services rendered the Company owed Thomas Lloyd a cash placement fee of $75,500 and warrants worth $75,500, for Advisory services rendered the Company owed Thomas Lloyd  200,000 warrants. The Company would also owe an additional 300,000 warrants at the completion of a $10 million, or higher, financing or upon termination of the underlying engagement neither of which has yet happened.  In May-July 2007 the Company expensed and accrued the cash fee of $75,500, recorded warrants with a fair value of $65,523 as fulfillment of the $75,500 warrant obligation and recorded 200,000 warrants at a fair value of $482,215. The warrants were never issued and Thomas Lloyd and the Company have been in the process of negotiating a settlement ever since. On May 10, 2008, all of the provisions of a settlement were agreed to and the adjustments are reflected in the financial statements contained in this 10QSB.

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

In accounting for this settlement, the existing accounts payable balance of $102,679 and the number of warrants previously accounted for were taken into consideration.. The dollar amounts of previously issued warrants were not adjusted.  The net effect of the settlement is an increase in consultant fees expense of $51,000, a decrease in accounts payable of $50,000, a decrease in the common stock account of $20,657 and an increase in additional paid-in capital of $121,657. The agreement also provides for a one-time reset of the $0.17 measurement price on the common stock and warrants to a price equal to the lower of (A) the 10 day trailing volume weighted average closing price at the closing of a placement in excess of $5,000,000 or (B) the 10 day trailing volume weighted average closing price on the date that is six months from the date of the agreement. Any reset election must be made within six months from the date of the agreement. There is no accounting current effect of this reset provision because it is not known if the reset will happen or at what stock price.

This agreement supersedes all previous agreements between the Company and Thomas Lloyd Capital. Under this Agreement placement fees will be a percentage, determined by funds raised. The fees will be payable in cash and warrants.  Placement fees and Advisory fees for prior services provided are settled in this agreement and were recorded in the period ended March 31, 2008.

Note 11.  ACQUISITION OF GEOALGAE TECHNOLOGIES, INC.

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

The 5,875,000 shares of the Company’s common stock were valued at $0.25 per share based on an average of closing market price for the Company’s common stock for three days before and three days after the effective date of March 18, 2008, for a total purchase price of $1,468,750. GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired and expensed. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.  No pro forma results of operations has been presented related to this business acquisition as GeoAlgae had no operations since its inception

The 5,875,000 Acquisition Shares were issued to GeoAlgae shareholders as follows:

•	Kenneth R. Bennett	1,468,750 shares
•	Hydro Safe, Inc.	1,468,750 shares
•	Resource Capital Development, Inc.	2,937,500 shares
	Total	5,875,000 shares

The Company is currently seeking to raise capital through debt or equity financing to fund the activity of GeoAlgae.  It is likely that this activity will remain idle until such time as the funds are raised.

Note 12.  LETTERS OF INTENT

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

The Company has failed to meet the conditions contained in both of the above-referenced letters of intent.  Therefore, neither deal is expected to be consummated.

Note 13.  SUBSEQUENT EVENTS

 On July 24, 2008, the Kenneth Bennett resigned as Director and Chief Executive Officer of the Company.  The Company is currently searching for a Chief Executive Officer to fill the vacancy.

On July 24, 2008, the Allen Perron resigned as Chief Financial Officer of the Company.

On July 28, 2008 the Board of Directors of the Company appointed Alan Chaffee as its interim Chief Financial Officer.  Mr. Chaffee has been a director of the company since January 14, 2008.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10QSB for the quarterly period ended June 30, 2008 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company’s ability to obtain contracts with suppliers of raw materials (for the Company’s production of biodiesel fuel) and distributors of the Company’s biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company’s production performance); (5) the Company’s ability to protect and defend the Company’s proprietary technology; (6) the Company’s ability to secure and retain management capable of managing growth; (7) the Company’s ability to raise necessary financing to execute the Company's business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

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

Subsequent Events

On July 24, 2008, the Kenneth Bennett resigned as Director and Chief Executive Officer of the Company.  The Company is currently searching for a Chief Executive Officer to fill the vacancy.

On July 24, 2008, the Allen Peron resigned as Chief Financial Officer of the Company.

On July 28, 2008 the Board of Directors of the Company appointed Alan Chaffee as its interim Chief Financial Officer.  Mr. Chaffee has been a director of the company since January 14, 2008.  See ITEM 5 for additional details.

PLAN OF OPERATION

During the next 12-month period the Company intends to focus on (1) the commercial development of its proprietary bio-fuel feedstock growth, synthetic fuels and  carbon sequestration technology and (ii) the procurement and supply of biodiesel in facilitation of distribution activities, (2) the acquisition of a, (3) obtaining contracts to enable validation of its fuel production technology (4) the vertical integration of these strategies, (5) the acquisition of complimentary alternative energy technologies, and (6) raising additional capital through debt or equity financing.

Management believes that the key to profitability in the bio-fuel industry is to control raw material acquisition and production costs.  Rising commodity prices have caused many bio-fuel producers to suspend or close operations while concurrently leading to a tightening of available investment capital. Through a combination of indentifying and acquiring alternative feedstock sources and vertical integration of the business, GeoBio intends to become a “plant-to-pump” solution to the current pursuit for cost-effective, energy independence and a cleaner environment. The company’s business model emphasizes the investment into, and acquisition of alternative raw materials and production technologies and the acquisition of existing, profitable points of distribution, with the goal of increasing profitability through economies of scale and introducing currently available, alternative fuels to a wider range of available customers.

The Company is working to develop, grow and produce alternative sources for the production of low cost, alternative fuels that will not compete with acreage or other resources dedicated to food crop production or other resources currently in high demand.

Having strong stable earnings from distribution as an integral part of a vertically integrated company providing a complete plant-to-production-to-distribution solution addressing the core issues of the 21st century- clean, economical, renewable fuels and energy independence can not be over emphasized and reflects on GeoBio Energy, Inc.'s business model.

We had a net loss of $85,654 for the quarter ended June 30, 2008, and a net loss of  $840,185 for the same period a year ago.

We had a net loss of $18,344,403 for the nine months ended June 30, 2008, and a net loss of $1,935,880 for the same period a year ago.

For the three months ended June 30, 2008 operating expenses were $57,407 compared to $825,188 the same period last year, a decrease of $767,781.  For the nine months ended June 30, 2008 operating expenses were $18,240,489 compared to $1,847,641 for the same period last year, an increase of $16,392,848.  We have financed our operations through various private equity and debt transactions.

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

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in our Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Accounting for Derivatives - As of June 30, 2008, the Company has convertible debt, options, warrants with derivative characteristics.  The Company has evaluated these instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  None of the instruments have qualified as derivatives.  If the instruments met the criteria of the derivative the result would have been that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Share-based payments- The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2006, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.  As of June 30, 2008, there were 1,700,443 warrants outstanding, of which 800,000 were for consulting services and there were 33,333 vested options outstanding to an independent director.

Results of Operations

Sales. There were no sales for the three month or nine month periods ended June 30, 2008 and sales for the three and nine month periods ended June 30, 2007 were $11,925. These sales came in 2007 from the delivery of 4,500 gallons of fuel in March of 2007 to a potential customer to be used by the buyer for testing in their laboratory and in actual use.  There have been no sales since that time.

Cost of Sales for the three  and nine month periods ended June 30, 2008 was $20,922 and was the result of inventory adjustments to reduce the carrying value for unsalvageable fuel to net realizable value of  $0.  There was no cost of sales for the three and nine month periods ended June, 30, 2007. Cost of sales from inception on November 1, 2004 through June 30, 2008 was $54,193, $33,271 of which was incurred prior to the nine months ended June 30, 2008. This prior cost of sales in 2007 was inventory adjustments to reduce the carrying value to net realizable value. The write down consisted of $16,532 for out of specification and unsalvageable fuel in process and  $16,739  to adjust other additional work in process to net realizable value. There was no cost of sales associated with the sales, since that fuel was produced from feedstock that had been expensed for research and development purposes.

Depreciation decreased from $102,885 for the nine months ended June 30, 2007 to $30,359 for the nine months ended June 30, 2008. The $72,526 decrease comes because in  December 2007, all of the net book value of the property and equipment, amounting to  $408,807 was deemed to be impaired and was written off. The impaired assets were subsequently exchanged for Company shares of common stock held by DEP members in connection with the Asset Purchase, Settlement and Mutual Release Agreement. See Loss from write down of impaired assets below.

Marketing decreased to $0 and $114 for the three and nine month periods, respectively, ended June 30, 2008 from $13,005 and $85,784 in the three and nine month periods, respectively, ended on June 30, 2007.  The decrease was the result of the reduction of marketing activities in the three and nine month periods ended June 30, 2008 resulting from the Company’s current focus on its revised plan of operations.

Research and Development decreased to $0 and  ($165), respectively, for the three and nine month periods ended June 30, 2008 from $356 and $36,158 in the three and nine month periods, respectively, ended on June 30, 2007. The decrease was the result of the reduction of research and development activities in the three and nine month periods ended June 30, 2008 resulting from the Company’s current focus on its revised plan of operations.

General and administrative expenses amounted to $57,407 for the quarter ended June 30, 2008 compared to $781,435 for the same period in 2007, a decrease of $724,028. These changes occurred as a result of the Company’s current focus on its revised plan of operations.

General and administrative expenses amounted to $16,625,323 for the nine months ended June 30, 2008 compared to $1,622,814 for the same period in 2007, an increase of $15,002,509. The increase is primarily attributed to shares issued to consultants for investor and market communications services, valued at $9,312,000, shares issued to consultants for services for the implementation of the Company’s revised business plan, valued at $6,408,000, shares issued for settlement of prior disagreements, approximately $236,000, a decrease of  payroll of approximately $420,000, and a decrease of  other fees and expenses of approximately $533,000.  These changes occurred as a result of the Company’s current focus on its revised plan of operations.

Loss from write down of impaired assets was $0 and $1,584,858 for the three and nine month periods, respectively, ended June 30, 2008. There were no write downs for impaired assets for the three or nine months ended June 30, 2007. There was an impairment loss in the first quarter of 2008 of $116,108 and an impairment loss in the second quarter of 2008 of $1,468,750, with no impairment loss in the third quarter of 2008. These impairments are discussed below.

In response to management’s belief that the proprietary technology acquired in the September  2006 Exchange Agreement with Domestic Energy Partners, LLC would not be ready for large-scale commercial use in the near term, the Company recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  The Company subsequently entered into an Asset Purchase, Settlement and Mutual Release Agreement with the former members of DEP for them to take back the technology and related assets.  These members also agreed to assume certain related liabilities, which had the net affect of adjusting the loss from impairment to $116,108. The following table sets forth the calculation of this impairment loss in the first quarter of 2008. Subsequent to the impairment loss, the Company exchanged the technology including the impaired assets and liabilities for 14,255,500 shares of the Company’s common stock held by the members of DEP. No value was assigned for these shares which had no value assigned at the time of original issuance. As of June 30, 2008 the Company has no property and equipment.

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

The Company’s working capital was a deficit of $1,025,198 at June 30, 2008 compared to a working capital deficit of $779,612 at June 30, 2007.

Net cash used in operating activities amounted to $164,107 for the nine months ended June 30, 2008 compared to $608,054 net cash used in operating activities for the same period in 2007.

Cash used in investing activities amounted to $0 for the nine months ended June 30, 2008 compared to $299,958 for the same period in 2007.

Cash provided from financing activities for the nine months ended June 30, 2008 was $66,142 compared to $1,030,485 for the same period in 2007.

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

In May 2007, pursuant to Section 4(2) of the Act, the Company issued 125,000 shares of common stock to Sausalito Capital Partners I, LLC (“Sausalito”) in exchange for Sausalito extending the maturity date of its February 15, 2007 loan, in the amount of $100,000 plus 6% annual interest, to the Company from February 15, 2008 to November 14, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

           Resignation of Chief Executive Officer;

On July 24, 2008, the Board accepted the resignation of Kenneth Bennett as Director and Chief Executive Officer of the Company.  Mr. Bennett had served as Director and Chief Executive Officer since March 6, 2008.  The Company is currently searching for a Chief Executive Officer to fill the vacancy.

Resignation of Chief Financial Officer; Appointment of Chief FInancial Officer

On July 24, 2008, the Board of Directors (the “Board”) of the Company accepted the resignation Allen Perron as Chief Financial Officer of the Company.  Mr. Perron had served as Chief Financial Officer January 18, 2008.

On July 28, 2008 the Board of Directors of the Company appointed Alan Chaffee as its interim Chief Financial Officer.  Mr. Chaffee has been a director of the company since January 14, 2008.  Mr.  Chaffee currently serves as Chief Financial Officer of SARS Corporation, a publically traded asset tracking technology company, having been appointed in November 2007 and Iverson Genetic Diagnostics, Inc., a private genetics testing company.  Mr. Chaffee, a CPA, has over 15 years of professional experience in public accounting and private industry.  He is also the Managing Partner at Goff Chaffee Geddes, PLLC (“GCG”), a CFO consulting firm.   As a CFO consultant, Mr. Chaffee has assisted development stage companies make the transition to public companies.  He has also assisted $1B companies meet their SEC reporting and Sarbanes-Oxley requirements.  Mr. Chaffee earned a BS in Business and Accounting from the University of Oregon in 1992.

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

 (b)  Form 8-K Filings

During the quarter ended June 30, 2008 and for the subsequent period through the date of this report, the Company filed the following reports on Form 8-K:

Date of Earliest Event Reported	Items Reported*
July 24, 2008	5.02

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOBIO ENERGY, INC.
 (Name of Registrant)

November 7, 2008                                                          By:   /s/ David M. Otto                                  _
         David M. Otto
         Principal Executive Office