Form 10-K
period 2008-09-30
GeoBio Energy, Inc.
filed 2010-08-12
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission File Number 333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Dexter Avenue North, Suite 100, Seattle, WA	98109 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(206) 838-9715

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, Par Value $0.001
Preferred Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5.0 million as of March 31, 2008 based upon the closing price of $0.17 per share reported on that date.   Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of August 1, 2010, there were 10,573,807,619 shares of the Registrant’s $0.001 par value common stock outstanding.

GEOBIO, INC.

(A Development Stage Company)

FORWARD-LOOKING STATEMENTS

GeoBio Energy, Inc’s (the “Company” or “GeoBio” or, at times when describing specific events occurring prior to our February 15, 2008 name change, referred to by our former name “Better Biodiesel”) Annual Report on Form 10-K contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to obtain contracts with suppliers of raw materials (for our production of biodiesel fuel) and distributors of our biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including our production performance); (5) our ability to protect and defend our proprietary technology; (6) our ability to secure and retain management capable of managing growth; (7) our ability to raise necessary financing to execute our business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) our ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.

We have included projections and estimates in this Annual Report on Form 10-K, which are based primarily on our experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

GeoBio Energy, Inc. (“GeoBio” or the “Company”) formerly known as Better Biodiesel, Inc., was incorporated in Colorado in November 1990.  The Company was known as Mountain State Holdings, Inc., (“MSH”) until September 2006, when it was renamed in anticipation of a merger in September 2006, when it acquired all of the Member Units of Domestic Energy Partners, LLC, (“DEP”), a Utah limited liability corporation.  The previous assets and liabilities of MSH were spun off to two stockholders in August 2006 in exchange for the return of common shares.  At the time of the acquisition of DEP, the Company had no assets and no liabilities and 2,000,001 shares of common stock issued and outstanding carried at nil.

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP. On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP.

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with GeoBio having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010.

Collins, based in Colorado, is a civil construction company that primarily constructs sites and platforms for drilling and reclamation of the site locations following the drilling phase, as well as access roads to and from wells, reserve pits and production facility pads, in the Piceance Creek Basin.  Its construction services occur primarily during the site construction and site completion or restoration life cycles of natural gas fields and oil wells.

We are also currently seeking to acquire New Mexico based H&M Precision Products, Inc. (“H&M”), as detailed in our Current Reports on Form 8-K filed May 27, 2010 and July 1, 2010.  H&M sells proprietary chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  The purchase price is to be determined by the formula of the product of (i) H&M’s 12-month trailing cumulative, “adjusted” earnings before interest, taxes, depreciation and amortization as of the closing date multiplied by (ii) 2.99, with a maximum Purchase Price of $8,410,000.

Additionally, on July 14, 2010, we announced our entry into a letter of intent to purchase Magna Energy Services (“Magna”), a New Mexico Limited Liability Company (LLC).  Magna is also a chemical treatment and services company focused on oil and natural gas production improvement in the San Juan Basin shale play area of New Mexico.  The proposed purchase price is $3,200,000.  The form and terms of payment will be determined under a definitive stock purchase agreement, which the parties are currently negotiating.

We expect to complete the acquisitions of Collins and H&M during September 2010, but not later than September 15, 2010, and Magna shortly thereafter, all subject to receipt of financing for the purchases.

Recent Developments

18KT – TV Communications

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share for services.  In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share for prior investor relations services.

Reduction of accounts payable and advances payable to related parties

In December 2008, certain advances totaling $23,750 due to Joseph Martin LLC were assigned to certain other parties and converted to shares of our common stock at a conversion price of $0.005 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The effective date of the notes was December 31, 2008.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010.  The effective date of the notes was December 31, 2008.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During April through July2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

During the fiscal year ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock. The value of the accounts payable converted and related conversion price is currently being finalized by these related parties.  During the nine months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

On June 8, 2009, $10,000 of the accounts payable outstanding at September 30, 2008 to The Otto Law Group, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to another related party, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

EnviroPlastics Share Exchange

In March 2009, we entered into a share exchange agreement with EnviroPlastics Corporation (“EnviroPlastics”). Enviroplastics was established in 2008 to capitalize on the growing market to supply recycled commercial plastic to businesses, which use or want to use recycled plastics in their products, such as the automotive and consumer products industries. Under the share exchange agreement, EnviroPlastics would have exchanged 100% of its issued and outstanding shares of common stock in exchange for: (i) 90% of the issued and outstanding shares of common stock of GeoBio at the time of the closing of the Share Exchange and (ii) GeoBio’s promise to successfully facilitate a capital financing of EnviroPlastics of not less than $500,000 (the “Financing”).  The Share Exchange provided for a closing date within 90 days of the date of execution (the “Closing Date”), conditioned upon the parties’ mutual satisfaction with customary due diligence investigations, and may be cancelled and unwound if we do not obtain the Financing within 90 days following the Closing Date.  On June 24, 2009, we and EnviroPlastics amended our share exchange agreement to extend the formal closing by up to an additional ninety (90) days (the “Closing Date”), placing the Closing Date on September 3, 2009 unless otherwise closed sooner.  The purpose of this extension was to provide additional time to facilitate the parties reporting, capitalization and other compliance requirements.  On September 10, 2009, we and EnviroPlastics terminated our share exchange agreement as amended June 24, 2009.

BNA Holdings, LLC Convertible Bridge Loan

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  We received an aggregate of $223,000 from BNA Holdings, LLC in May through July 2009 pursuant to the terms of this agreement.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million  based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses.

Related Party Promissory Note

In March 2010, we entered into a promissory note with David M. Otto, the principal of Otto Law Group, a related party, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  In July 2010, we received an aggregate of $150,000 from two additional investors under the same terms as CKNS Capital Group, LLC.

Convertible Promissory Note

In July 2010, we received an aggregate of approximately $24,000 under the terms of a convertible promissory note.  The terms are currently unspecified.

Engagement of I-Banker’s, Inc.

In March 2010, concurrent with entry into the Collins Stock Purchase Agreement, we engaged the financial advisory services of I-Bankers Securities, Inc. (“I-Bankers”) to assist in raising financing for the implementation of our financial strategy (an “Offering”), including strategic planning, acquisitions of businesses in the natural gas and oil services industry and business development, such as the Collins Stock Purchase Agreement and H&M Stock Purchase Agreement, set forth above.

We shall pay to I-Bankers compensation including:

(i)
a cash placement fee (the “Cash Placement Fee”) equal to 8% of the aggregate gross proceeds raised from the sale of securities in an I-Banker’s facilitated Offering, but in no event shall the Cash Placement Fee (net of the Retainer Fee) be less than $500,000;

(ii)
a non-cash placement fee (the “Non-Cash Placement Fee”) in the form of a warrant exercisable for shares of our common stock in an amount equal to 4% of the shares of common stock issued in an Offering or issuable upon conversion of the securities issued therein at an exercise price equal to the effective issue price of such common stock in such offering;

(iii)	an initial Placement Agent retainer fee of $35,000, which shall not be credited against the Cash Placement Fee.

Management Changes

In March 2008, Ken Bennett was appointed Chief Executive Officer (“CEO”) and director of the Company.  Mr. Bennett was formerly CEO of GeoAlgae at the time of the completion of the Share Exchange Agreement. In July 2008, Mr. Bennett resigned as Director and CEO of the Company.

In July 2008, Allen Perron resigned as Chief Financial Officer (“CFO”) of the Company. Mr. Perron had served as CFO of the Company since his appointment on January 18, 2008.

In July 2008, the board of directors appointed Alan Chaffee as interim Chief Financial Officer.  Mr. Chaffee served the Company in that capacity as an independent contractor and not as an employee of the Company.  In October 2008, we entered into an agreement with Alan Chaffee with respect to his position as consulting CFO.  Pursuant to the terms of the consulting agreement, we were to issue Mr. Chaffee shares of our common stock equal to the greater of 2.5% of the issued and outstanding common stock of the Company or shares of our common stock with a cumulative market value (as defined in the agreement) at issuance of $100,000.  Such stock was to be issued within 10 days following the next event of recapitalization that is subsequent to the agreement, and such stock issuable in connection with the agreement will vest upon filing of the Company’s next quarterly report.  The term of the agreement was through October 14, 2009, unless otherwise terminated in accordance with the terms of the agreement.  On April 2, 2009, Mr. Chaffee resigned from his position as director of the Company. Mr. Chaffee had served as a director of the Company since January 2008.   Accordingly, the agreement terminated in accordance with its terms and no shares became issuable under the terms of the agreement.

In March 2009, the Company appointed Gary M. De Laurentiis as Interim Chief Executive Officer of the Company.  On August 13, 2009, Mr. De Laurentiis resigned from his position as Chief Executive Officer of the Company.

On April 7, 2009, John Del Casale was appointed to our board of directors.   On September 18, 2009, Mr. Del Casale resigned from his position as director of the Company.

On March 10, 2008, David Otto was appointed as Secretary of the Company.  On July 15, 2009, David Otto resigned from his position as director of the Company and as Secretary.  Mr. Otto is the principal at Otto Law Group, PLLC.

On July 15, 2009, David Moore was appointed to our board of directors and to the position of Secretary. On August 13, 2009, David Moore resigned from his position as director of the Company and as Secretary.

On September 18, 2009, Clayton Shelver was appointed to our board of directors and to the position of Secretary.  In January 25, 2010, we entered into a 12-month consulting services contract with Mr. Shelver and in July 2010, we issued 25,000,000 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  Our corporate headquarters are located at 1100 Dexter Avenue North, Suite 100, Seattle,, Washington 98109.

ITEM 3.	LEGAL PROCEEDINGS

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to defend the lawsuit vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the Pink Over-the-Counter Markets, Inc. under the symbol “GBOE”.  Our common stock was previously traded on the Over-the-Counter Bulletin Board market and was previously quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “GBOE.”  The following table represents the range of the high and the low closing prices, as quoted on the Pink Sheets or the OTC Bulletin Board, as applicable, for each fiscal quarter for the fiscal years ended September 30, 2008 and 2007.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  In February 2008, we amended our Amended and Restated Articles of Incorporation to change our name from Better Biodiesel, Inc. to GeoBio Energy, Inc.

	HIGH BID	LOW BID
Fiscal year ended September 30, 2007
December 31, 2006	$9.70	$7.95
March 31, 2007	7.00	3.70
June 30, 2007	2.70	2.40
September 30, 2007	2.40	1.50

Fiscal year ended September 30, 2008
December 31, 2007	$1.98	$0.51
March 31, 2008	1.89	0.11
June 30, 2008	0.30	0.03
September 30, 2008	0.02	0.01

As of August 1, 2010, we had 10,573,807,619 shares of common stock issued and outstanding and had 91 stockholders of record.

Dividends

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plan is disclosed in the section captioned, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with GeoBio having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010.

Collins, based in Colorado, is a civil construction company that primarily constructs sites and platforms for drilling and reclamation of the site locations following the drilling phase, as well as access roads to and from wells, reserve pits and production facility pads, in the Piceance Creek Basin.  Its construction services occur primarily during the site construction and site completion or restoration life cycles of natural gas fields and oil wells.

We are also currently seeking to acquire New Mexico based H&M Precision Products, Inc. (“H&M”), as detailed in our Current Reports on Form 8-K filed May 27, 2010 and July 1, 2010.  H&M sells proprietary chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  The purchase price is to be determined by the formula of the product of (i) H&M’s 12-month trailing cumulative, “adjusted” earnings before interest, taxes, depreciation and amortization as of the closing date multiplied by (ii) 2.99, with a maximum Purchase Price of $8,410,000.

Additionally, on July 14, 2010, we announced our entry into a letter of intent to purchase Magna Energy Services (“Magna”), a New Mexico Limited Liability Company (LLC).  Magna is also a chemical treatment and services company focused on oil and natural gas production improvement in the San Juan Basin shale play area of New Mexico.  The proposed purchase price is $3,200,000.  The form and terms of payment will be determined under a definitive stock purchase agreement, which the parties are currently negotiating.

We expect to complete the acquisitions of Collins and H&M during September 2010, but not later than September 15, 2010, and Magna shortly thereafter, all subject to receipt of financing for the purchases.

Critical Accounting Policies and Recent Accounting Pronouncements

The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation of equity related instruments issued and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to consolidated financial statements included in this Annual Report on Form 10-K. The more critical accounting policies are as described below.

Impairment of Long-Lived Assets

We review long-lived assets, including inventory and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Income taxes

We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

 Research and Development

Research and development costs are expensed as incurred.

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices.  We use the Black-Scholes option-pricing model as our method of valuation for other share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods (deemed to be the requisite service period), based on the fair value of such share-based awards on the grant date.

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for business combinations which changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of the authoritative guidance will have an impact on future business combinations.

In December 2007, the FASB issued authoritative guidance on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. The authoritative guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. The authoritative guidance also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The authoritative guidance is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of this authoritative guidance will have no effect on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force of the FASB issued authoritative guidance regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective for fiscal years beginning after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of these requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. This guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the authoritative guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the authoritative guidance and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in the authoritative guidance had been applied from the issuance date of the instrument.

Results of Operations

Our net loss was $18.5 million for the fiscal year ended September 30, 2008 compared to a net loss of $2.4 million for the fiscal year ended September 30, 2007.  This was primarily due to general and administrative expenses, which increased approximately $14.8 million over the prior year due to shares issued to consultants for services, which were valued at fair value.  In addition, we recorded impairment losses totaling $1.6 million in the current year due primarily to the write-off of the intangibles we acquired in connection with our share exchange with GeoAlgae in March 2008.

Liquidity, Capital Resources and Going Concern

As of September 30, 2008, we had a deficit accumulated during the development stage of approximately $21.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.2 million as of September 30, 2008 and we have no cash or other assets. We have received an opinion for the fiscal year ended September 30, 2008 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses since inception and negative cash flows.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and H&M, both of which require significant cash payments.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $189,000, $855,000 and $1,378,000 in our operating activities in the years ended September 30, 2008 and 2007 and the period from inception to September 30, 2008, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting, director fees, and other expenses and the net change in operating assets and liabilities.  We also recorded an impairment loss of $1.6 million related to the write off of the intangibles we acquired in connection with our share exchange with GeoAlgae in March 2008.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used cash of approximately nil, $333,000 and $477,000 in the years ended September 30, 2008 and 2007 and the period from inception to September 30, 2008, respectively. Changes in cash from investing activities are due to purchases of property and equipment.

Our financing activities provided cash of approximately $91,000, $1,112,000 and $1,855,000 in the years ended September 30, 2008 and 2007 and the period from inception to September 30, 2008, respectively.  Changes in cash from financing activities are due to proceeds from related party advances, proceeds from issuance of common stock and warrants and proceeds from issuance of notes payable.

Recent Financing Activities

Our principal sources of funding to-date have been private placements of our common stock and warrants and notes payable.  During the fiscal year ended September 30, 2008, our $100,000 note payable from Sausalito Capital Partners (a shareholder of the Company) which we originally executed in February 2007 became due and payable.  In consideration for an extension of the due date to November 14, 2008, we issued stock valued at $75,000 to the new noteholder, Henry Baer.  The $75,000 extension fee has been expensed as interest expense during the twelve months ended September 30, 2008.  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of November 14, 2008 or within two days of the Company completing a private placement of at least $3.0 million.  Warrants to purchase 5,000 shares of our common stock were issued to the investor in connection with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share, valued at $17,000 and were expensed over the life of the note payable as interest expense.  The warrants expired in February 2009.  As of the date of this filing, the note is in default.

In March 2008, we entered into a note payable agreement with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carried an interest rate of 10% compounded annually. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. As of the date of this filing, the note is in default and carries a default interest rate of 13.5% per annum.

In December 2006, we received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February 2007, pursuant to an agreement between National and the Company, a convertible debenture was executed in exchange for the advance.   In November 2007, we issued National 44,000 shares of our common stock in payment of principal of $200,000 and accrued interest of $20,000 under the note payable.  In March 2008, we issued National an additional 450,000 shares of our common stock, valued at $135,000, in settlement of disputed amounts due under this agreement.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the date of the notes, which were dated from January 7, 2010 to February 17, 2010.  We valued the beneficial conversion feature at $160,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the date of the notes, which were dated from April 6, 2010 to June 22, 2010. We valued the beneficial conversion feature at $324,000 and recorded a discount on the debenture.   Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In April through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

During the fiscal year ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock. The value of the accounts payable converted and related conversion price is currently being finalized by these related parties.  During the nine months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

In March 2010, we entered into a promissory note with David M. Otto, the principal of Otto Law Group, a related party, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  We valued the beneficial conversion feature at $50,000 and recorded a discount on the debenture.  In July 2010, we received an aggregate of $150,000 from two additional investors under the same terms as CKNS Capital Group, LLC.

In July 2010, we received an aggregate of approximately $24,000 under the terms of a convertible promissory note.  The terms are currently unspecified.

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, PLLC, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities. These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeoBio Energy, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of GeoBio Energy, Inc. and Subsidiaries (a development stage company) ("the Company"), as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period from November 1, 2004, (date of inception) through September 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoBio Energy, Inc. and Subsidiaries (a development stage company) as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, and the period from November 1, 2004 (date of inception) through September 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a deficit accumulated during the development stage of approximately $21.3 million and a working capital deficit of approximately $1.2 million as of September 30, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
August 12, 2010

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$—	$98
Accounts receivable, net of reserve of $5 and $1, respectively	—	4
Inventory	—	57
Prepaid expenses	—	21
Employee advances	—	8

Total current assets	—	188
Property and equipment, net	—	439
Deposits	—	26

Total assets	$—	$653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$937	$856
Notes payable	134	312
Advances payable to related parties	91	75

Total current liabilities	1,162	1,243

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized:
41,107,619 and 30,945,001shares issued and outstanding, respectively	18,540	1,148
Additional paid in capital	1,620	1,102
Deficit accumulated during the development stage	(21,322)	(2,840)

Total stockholders’ equity (deficit)	(1,162)	(590)

Total liabilities and stockholders’ equity (deficit)	$—	$653

See notes to consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,	Year Ended September 30,	From Inception (November 1, 2004) through September 30,
	2008	2007	2008
	(in thousands, except share and per share amounts)
Sales	$—	$12	$12
Cost of sales, including inventory write-down of $21, $33 and	21	33	54
$54 in the years ended September 30, 2008 and 2007 and
the period from inception through September 30, 2008,
respectively

Gross profit (loss)	(21)	(21)	(42)

Operating expenses
Selling and marketing	—	83	193
Research and development	—	43	72
General and administrative	16,738	1,972	19,019
Depreciation and amortization	30	136	185
Impairment	1,585	—	1,585

Total operating expenses	18,353	2,234	21,054

Loss from operations	(18,374)	(2,255)	(21,096)

Interest expense	(107)	(112)	(226)

Net loss	$(18,481)	$(2,367)	$(21,322)

Net loss per common share — basic and diluted	$(0.52)	$(0.08)

Shares used in computing net loss per share — basic and diluted	35,870,141	30,668,638

See notes to consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit Accum.	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
	(in thousands, except share and per share amounts)
At Inception November 1, 2004	2,000,000	$—	$—	$—	$—
Sale of common stock at $0.50 per pre-split share	75,000	—	—	—	—
Net loss	—	—	—	(1)	(1)
Balance December 31, 2004	2,075,000	—	—	(1)	(1)
Sale of common stock at $0.50 per pre-split share	75,000	—	—	—	—
Net loss	—	—	—	(51)	(51)
Balance December 31, 2005	2,150,000	—	—	(52)	(52)
Sale of common stock at $0.50 per pre-split share	12,500	—	—	—	—
Return and cancellation of common stock in exchange for two former subsidiaries	(162,500)	—	—	—	—
Common stock share from reverse split	1	—	—	—	—
Issuance of common stock upon conversion of note payable	1,500,000	507	—	—	507
Common stock issued to former Member of Domestic Energy Partners (“DEP”) in exchange for cash and property contributed to DEP	5,250,000	291	—	—	291
Issuance of common stock in merger	21,750,000	—	—	—	—
Net loss	—	—	—	(422)	(422)
Balance September 30, 2006	30,500,001	798	—	(474)	324
Issuance of common stock warrants and related repricing per agreement	—	—	48	—	48
Discount for beneficial conversion feature	—	—	14	—	14
Sale of units in private placement, net	377,500	281	398	—	679
Issuance of units in exchange for goods and services	67,500	69	66	—	135
Issuance of warrants for consulting services and director compensation	—	—	576	—	576
Net loss	—	—	—	(2,367)	(2,367)
Balance September 30, 2007	30,945,001	1,148	1,102	(2,841)	(591)
Issuance of common stock on conversion of note payable	44,000	220	—	—	220
Common stock received from DEP in exchange for property and liabilities	(14,255,500)	—	—	—	—
Issuance of common stock and warrants to consultants for services	17,724,118	15,504	317	—	15,821
Issuance of common stock for extension of due-date for note payable	125,000	75	—	—	75
Issuance of common stock to an employee for amounts owed	200,000	60	—	—	60
Issuance of common stock to a former note holder in settlement of a dispute	450,000	135	—	—	135
Issuance of shares for acquisition of GeoAlgae Technology, Inc.	5,875,000	1,469	—	—	1,469
Issuance of warrants to officer	—	—	130	—	130
Issuance of warrants for placement fees in connection with private placement	—	(71)	71	—	—
Net loss	—	—	—	(18,481)	(18,481)
Balance September 30, 2008	41,107,619	$18,540	$1,620	$(21,322)	$(1,162)

See notes to consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,	Year ended September 30,	From Inception (November 1, 2004) through September 30,

	2008	2007	2008
	(in thousands)
Operating activities:
Net loss	$(18,481)	$(2,367)	$(21,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	144	193
Amortization of debt discount	8	71	79
Write-down of inventory	21	33	54
Non-cash stock-based compensation related to consulting,	16,096	664	16,760
director fees and other expenses
Bad debts	4	—	5
Non-cash extension fee on note payable	75	—	75
Impairment of assets	1,585	—	1,585
Loss of assets due to fire	—	50	50
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	—	(5)	(5)
Inventory	—	(79)	(79)
Prepaid expenses	21	(2)	—
Employee advances	1	(8)	(6)
Deposits	20	(20)	(6)
Accounts payable and accrued expenses	431	664	1,239

Net cash used in operating activities	(189)	(855)	(1,378)

Investing activities:
Purchases of fixed assets	—	(333)	(477)

Net cash used in investing activities	—	(333)	(477)

Financing activities:
Advances from related parties for company expenses and related accrued interest, net	91	75	318
Proceeds from the sale of units in private placement	—	755	755
Borrowings on related party notes payable	—	—	500
Borrowings on notes payable	—	282	282

Net cash provided by financing activities	91	1,112	1,855

Net decrease in cash	(98)	(76)	—
Cash— beginning of period	98	174	—

Cash — end of period	$—	$98	$—

Supplemental disclosure:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Contribution of airplane and other assets by related party	$—	$—	$139

Conversion of related party note payable and accrued interest to
common stock	$—	$—	$507

Conversion of contributions of cash and airplane by related party to
common stock	$—	$—	$291

Accrued financing fees for private placement	$—	$(76)	$(76)

Issuance of warrants as a financing fee for private placement	$—	$(66)	$(66)

Contribution of inventory and assets in exchange for units	$—	$47	$47

Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$36	$—	$36

Disposition of advances	$6	$—	$6

Disposition of deposits	$6	$—	$6

Disposition of property and equipment	$408	$—	$408

Settlement of payroll obligations	$(261)	$—	$(261)

Settlement of related party payable and interest payable	$(80)	$—	$(80)

Conversion of note payable and accrued interest to common stock	$(220)	$—	$(220)

Issuance of common stock for extension of note payable	$(75)	$—	$(75)

Shares issued in settlement of accounts payable	$50	$—	$50

Conversion of Tatum, LLC accounts payable to note payable	$28	$—	$28
5

See notes to consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Going Concern

GeoBio Energy, Inc. (“GeoBio” or the “Company”) formerly known as Better Biodiesel, Inc., was incorporated in Colorado in November 1990.  The Company was known as Mountain State Holdings, Inc., (“MSH”) until September 2006, when it was renamed in anticipation of a merger in September 2006, when it acquired all of the Member Units of Domestic Energy Partners, LLC, (“DEP”), a Utah limited liability corporation.  The previous assets and liabilities of MSH were spun off to two stockholders in August 2006 in exchange for the return of common shares.  At the time of the acquisition of DEP, the Company had no assets and no liabilities and 2,000,001 shares of common stock issued and outstanding carried at nil.

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP.  On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of their interest in DEP (See Note 6).

Acquisitions in Process

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with GeoBio having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010.

Collins, based in Colorado, is a civil construction company that primarily constructs sites and platforms for drilling and reclamation of the site locations following the drilling phase, as well as access roads to and from wells, reserve pits and production facility pads, in the Piceance Creek Basin.  Its construction services occur primarily during the site construction and site completion or restoration life cycles of natural gas fields and oil wells.

We are also currently seeking to acquire New Mexico based H&M Precision Products, Inc. (“H&M”), as detailed in our Form 8-Ks filed May 27, 2010 and July 1, 2010.  H&M sells proprietary chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  The purchase price is to be determined by the formula of the product of (i) H&M’s 12-month trailing cumulative, “adjusted” earnings before interest, taxes, depreciation and amortization as of the closing date multiplied by (ii) 2.99, with a maximum Purchase Price of $8,410,000.

Additionally, on July 14, 2010, we announced our entry into a letter of intent to purchase Magna Energy Services (“Magna”), a New Mexico Limited Liability Company (LLC).  Magna is also a chemical treatment and services company focused on oil and natural gas production improvement in the San Juan Basin shale play area of New Mexico.  The proposed purchase price is $3,200,000.  The form and terms of payment will be determined under a definitive stock purchase agreement, which the parties are currently negotiating.

We expect to complete the acquisitions of Collins and H&M during September 2010, but not later than September 15, 2010, and Magna shortly thereafter, all subject to receipt of financing for the purchases.

Going Concern

The consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, by virtue of our merger with DEP, which became our sole operations, we are considered to be in the development stage in accordance with the Financial Accounting Standards Board (“FASB”) authoritative literature regarding accounting and reporting by development stage enterprises.

As of September 30, 2008, we had a deficit accumulated during the development stage of approximately $21.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.2 million as of September 30, 2008 and we have no cash or other assets. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and H&M, both of which require significant cash payments.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 2.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, DEP, through the date of disposition in December 2007, and GeoAlgae, and all intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain liquid investments with original maturities of less than three months.  On occasion, we have cash balances in excess of federal insurance limits.  No cash has ever been paid for interest expense or income tax.

Accounts Receivable

Accounts receivable consist of $4,500 due from the sale of fuel in March of 2007 and are associated with the tax rebate to be collected by the buyer and passed back to the Company.  At September 30, 2007, we had taken a $500 reserve to cover the potential cost to the buyer for amending its tax return, since we did not have our Federal tax rebate certificate until after the buyer’s taxes were filed.  As of September 30, 2008, the entire balance of accounts receivable is reserved.

Inventory

Inventory consists of raw material for fuel production and fuel production in process and is carried at the lower of cost or market.  At September 30, 2007, inventory consisted of $32,584 of raw material and $24,749 of fuel production in process, net of a write-down of $33,271 (this amount is included in the cost of sales).  The write-down consisted of approximately $16,532 for out of specification and unsalvageable fuel in process and $16,739 to adjust other additional work in process to net realizable value.  At September 30, 2008, inventory is nil.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  Lease-hold improvements are being depreciated over the term of the lease, excluding option periods.  When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly.  In July 2007 we suffered a fire in our pilot processor, which resulted in the loss of part of the equipment.  As a result we wrote off $50,000 of equipment, net of accumulated depreciation.  We have included this loss in general and administrative expense.  Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.  Property and equipment consisted of the following (in thousands):

Asset Class	Life	30-Sep-07

Airplane	7 years	$139
Furniture	5 years	5
Office Equipment	3 years	7
Leasehold Improvements	Term	125
Processing Equipment	5 years	266
Tanks	10 years	43
Misc. Production Equipment	5 years	15
Less: Accum. Depreciation		(161)
Net Property and Equipment		$439

On December 20, 2007, in connection with the Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP, the airplane and other assets were transferred in exchange for the return of 15,750,000 shares (See Note 6).

Depreciation expense for the twelve months ended September 30, 2007 was $136,000.  In addition, $8,000 of depreciation was capitalized to inventory for the twelve months ended September 30, 2007 for the time we were producing fuel.  Depreciation expense for the twelve months ended September 30, 2008 was $30,000, and from inception to September 30, 2008 was $193,000.

Impairment of Long-Lived Assets

We review long-lived assets, including inventory and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Income taxes

We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  Tax years from 2004 to 2008 are subject to audit.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Research and Development

Research and development costs are expensed as incurred.

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices.  We use the Black-Scholes option-pricing model as our method of valuation for other share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods (deemed to be the requisite service period), based on the fair value of such share-based awards on the grant date.

Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, advances payable, and notes payable.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments approximate the recorded value based on the short-term nature of these financial instruments.

Advertising

Advertising costs, which are included in marketing expense, are expensed as they are incurred. For the fiscal years ended September 30, 2008 and 2007 and the period from inception to September 30, 2008, advertising costs were approximately $0, $50,000 and $57,000, respectively.

Reclassifications

Certain amounts have been reclassified from prior years’ consolidated financial statements to conform to current year presentation.  Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

Recent Accounting Developments

In December 2007, the FASB issued authoritative guidance for business combinations which changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of the authoritative guidance will have an impact on future business combinations.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. The authoritative guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. The authoritative guidance also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The authoritative guidance is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of this authoritative guidance will have no effect on our consolidated financial statements as all current subsidiaries are wholly-owned.

In June 2008, the Emerging Issues Task Force of the FASB issued authoritative guidance regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective for fiscal years beginning after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of these requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. This guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the authoritative guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the authoritative guidance and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in the authoritative guidance had been applied from the issuance date of the instrument. The warrants issued to Henry Baer and National Real Estate Solutions Group (“National”) and to placement agents (further described in Note 8) contain down-round provisions and we will be required to adopt this authoritative guidance as it relates to these warrants.  We expect that the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements will be material.

Note 3.  Related Party Transactions

In 2007, Gary Crook, our former Chief Financial Officer (“CFO”), who remained a partner in Tatum, LLC, engaged Tatum, LLC to assist in completing the filing of our 10-QSBs for the periods ending December 31, 2006 and March 31, 2007 and to assist in the documentation of accounting controls for production during 2007.  The total cost to the Company was approximately $14,000 and is recorded in general and administrative expenses for the year ended September 30, 2007.

In 2007, Ron Crafts, our former Chief Executive Officer (“CEO”), advanced us $75,000, which is included in advances on the consolidated balance sheet at September 30, 2007.  Interest was being accrued at 8% per annum.  In December 2007, the advance, along with accrued interest of approximately $5,000, was transferred to DEP.

Mr. Crafts purchased 41,000 units pursuant to our Private Placement in May 2007, for total cash of $82,000.  Gary Crook purchased 25,000 units for total cash of $50,000 in the same Private Placement.  The terms of the transaction for Mr. Crafts and Mr. Crook were the same as that of the other investors.

David M. Otto, a principal at The Otto Law Group, PLLC, had served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $377,000, $101,000 and $554,000 in legal fees to The Otto Law Group, PLLC for the fiscal years ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008 as general and administrative expenses.  At September 30, 2008 and 2007, approximately $463,000 and $101,000, respectively, in fees were unpaid.  See Note12– Subsequent Events.

Prior to the merger of the Company and DEP, Mr. Crafts, who was a Member of DEP, contributed net cash of approximately $152,000 to fund the operations of DEP and contributed an airplane valued at approximately $139,000 to DEP.  He received shares of our common stock in the merger in exchange for these contributions.

Another party who became a stockholder of the Company in the DEP merger loaned money to DEP under a convertible note.  The note and the accrued interest thereon totaling approximately $507,000 were converted to shares of our common stock in the merger.

Two DEP Members who became stockholders of the Company were paid $40,000 for consulting services prior to the merger.

In March 2008, we issued our former consulting CFO, Allen Perron, a ten-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 214%, risk free interest rate of 3.83%, dividend yield of 0%, expected term of 10 years, stock price of $0.13, resulting in a value of $130,000, which was recorded as general and administrative expense during the year ended September 30, 2008.   In addition, Mr. Perron has delayed payment of $53,000, which has been included in accounts payable and accrued expenses at September 30, 2008 until we have a financing of $100,000 or more.

As of September 30, 2008, a director has advanced us a net amount of approximately $4,000. Three other parties related to a director of the Company advanced us an aggregate amount of approximately $86,000 to pay expenses.  All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $1,000 are included in advances payable to related parties. We intend to repay the advances.

In December 2008, certain advances totaling approximately $23,000 due to Joseph Martin LLC were assigned to certain other parties and during the three months ended March 31, 2009, were converted to shares of our common stock at a conversion price of $0.005 per share.  See Note 12 – Subsequent Events.

Note 4.  Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands) as of September 30:

	2007	2008

Warrants	685	2700
Options	100	33
Convertible debentures	44	37
Total	829	2770

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) in settlement of approximately $28,000 then owed to Tatum for employment related consulting services previously recorded in accounts payable.  The note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10-day volume weighted average of the closing bid and ask prices of our common stock.  We have stated the amount in the table above at a conversion price of $0.75 per share.

See further discussion regarding warrants at Notes 8 and 10.

Note 5.  GeoAlgae Transaction

In March 2008, we completed our Share Exchange with GeoAlgae, pursuant to the terms of the Amendment and as a result we acquired GeoAlgae as a wholly owned subsidiary. We issued 5,875,000 shares of our common stock, valued at $0.25 per share based on an average of closing market price for our common stock for three days before and three days after the effective date of March 18, 2008, to shareholders of GeoAlgae for a total purchase price of approximately $1,469,000.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil, with GeoAlgae having no tangible assets and no liabilities at the date of acquisition. The entire purchase price was allocated to intangible assets which in total constituted a business plan. In 2008, the intangible assets related to the GeoAlgae acquisition were deemed to be entirely impaired and an impairment loss of $1,469,000 was recorded. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.  No pro forma results of operations are presented related to this business acquisition as GeoAlgae had no operations prior to the acquisition.

Note 6.   Impairment on DEP Disposition

As a result of our belief that the proprietary technology acquired in the September 2006 Exchange Agreement with DEP would not be ready for large-scale commercial use in the near term, we recorded an impairment charge in accordance with our long-lived asset policy in the amount of $116,000, which represented the net realizable value as negotiated under the December 2007 Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP. The following table sets forth the calculation of this impairment loss in 2008 (in thousands):

Inventory	$36
Employee advances	6
Deposits	6
Property and equipment	409
Accrued payroll	(261)
Cash advance payable to former CEO, including interest	(80)

Net impairment loss related to DEP	$116

In connection with the transaction described above, in December 2007, the Members of DEP returned 14,255,500 shares of our common stock which were held by such Members. No value was assigned for these shares, which had no value assigned at the time of original issuance, and we cancelled the shares upon receipt.

At September 30, 2008, we have no inventory, property and equipment or intangible assets.

Note 7.  Stockholders’ Equity (Deficit)

Preferred Stock

On June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 shares of no par value preferred stock to 100,000,000, but none have been issued as of September 30, 2008.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

On June 9, 2009, 10,000,000 shares of our preferred stock were designated as Series A Convertible Preferred Stock, par value of $0.001 per share.  The holders of the Series A Convertible Preferred Stock are entitled to 1,000 votes per one (1) share of stock held.  The Series A Convertible Preferred Stock is convertible at the stockholder’s option into shares of our common stock on the basis of 1:1.  Holders of the Series A Convertible Preferred Stock have liquidation preference over holders of common stock in the event of liquidation, dissolution or winding up.

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, PLLC, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

Common Stock

On March 31, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.  Then, on June 9, 2009, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000.

As of the effective date of inception (November 1, 2004), the Company, then operating as MSH, had 4,000,000 shares of our common stock issued and outstanding.  In August 2006, two former stockholders of MSH exchanged a total of 325,000 common shares for two former subsidiaries of MSH, which comprised all of the assets and liabilities of MSH.  The remaining common stock shares of MSH were then subject to a two-for-one reverse split, resulting in 2,000,001 shares of our common stock issued and outstanding at the time of merger.  These stockholders, combined with the new shares issued in the merger, comprise the 30,500,001 shares of our common stock issued and outstanding at September 30, 2006.

During May and June 2007, we sold 377,500 units in a private placement.  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.  The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  A value of approximately $370,000 was ascribed to the warrants. We also issued 28,491 five-year warrants as a placement fee with an exercise price of $2.65 that can be exercised on a cash or cashless basis.  The fair value of the warrants of $66,000 was recorded as a reduction to the proceeds from the private placement.  The warrants were valued under the Black- Scholes model utilizing the following assumptions: volatility of 184%, risk-free rate of 5.1%, expected life of 5 years and dividend yield of 0%.

In June 2007, we issued 67,500 units consisting of 67,500 shares of our common stock and warrants to purchase 67,500 shares of our common stock valued at $2.00 per unit.  The terms and conditions are the same as the private placement, excluding placement fees.  In exchange, we received $11,000 of inventory, $36,000 of property and equipment and $88,000 of services and other.  The $135,000 was allocated 51% to common stock and 49% to additional paid in capital.

In June 2007, we issued five-year warrants to purchase 200,000 shares of our common stock at an exercise price of $2.65 per warrant to Thomas Lloyd Capital in exchange for consulting services.  The warrants were valued utilizing the Black-Scholes model with the following assumptions: 184% volatility, risk-free rate of 5.1%, expected life of five years and dividend yield of 0%, resulting in a value of $482,000 which was immediately expensed.

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 8 – Notes Payable.

In November 2007, we issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share were accounted for as a conversion of the $220,000 note payable and related accrued interest to National into shares of our common stock.  In March 2008, we issued an additional 450,000 shares of common stock to National as part of a settlement.  See Note 8 – Notes Payable.

As discussed above in Note 6– Impairment, in December 2007, the Members of DEP returned 14,255,500 shares of our common stock which were held by such Members. No value was assigned for these shares, which had no value assigned at the time of original issuance, and we cancelled the shares upon receipt.

In January 2008, we entered into nine individual consulting agreements for professional services in exchange for an aggregate of 17,330,000 shares of our common stock and a 10-year warrant to purchase up to 300,000 shares of our common stock at an exercise price of $1.00 per share. The closing price of our common stock on the over the counter bulletin board on January 16, 2008 was $0.89. We recorded the value of the shares at $15,424,000. The fair value of the warrants was approximately $266,000. The warrants were valued using the Black Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 3.74%, expected term of ten years and dividend yield of 0% resulting in a value of $0.888 per warrant. The values recorded to equity were expensed as general and administrative expense at the time the securities were issued.

In May 2008, our former CFO, Allen Perron was granted 1,000,000 warrants at an exercise price of $0.13. The five day volume adjusted weighted average closing price of the shares on May 16, 2008 was $0.13.  We have computed the fair value of the warrants utilizing the Black Scholes model using the following assumptions:  estimated life of 10 years, volatility 214%, risk-free interest rate of 3.83% and 0% dividend rate, for a fair value of $0.13 per warrant or $130,000. The $130,000 was charged to general and administrative expense in 2008.

In February 2008, we obtained an extension of the Baer note payable in exchange for 125,000 shares of our common stock valued at $0.60 per share totaling $75,000. See Note 8 – Notes Payable.

In March 2008, we issued 200,000 shares of common stock to a former employee in settlement of all amounts owed to either party by the other. The shares were valued at $0.30 per share totaling $60,000.

In March 2008, we completed our acquisition of GeoAlgae in exchange for 5,875,000 shares of our common stock. The shares were valued at $0.25 per share for a total value of $1,469,000. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.  See Note 5 – GeoAlgae Transaction and Note 6 – Impairment.

In March 2008, we issued 100,000 shares of our common stock to a consultant. The shares were valued at $0.30 per share for a total of $30,000 which was expensed as general and administrative expense in 2008.

In March 2008, 294,118 shares of our common stock were issuable to Thomas Lloyd Capital in settlement of a placement and advisory services agreement (see further discussion at Note 10 - Commitments and Contingencies – Thomas Lloyd).  The shares were valued at $0.17 per share for a total of $50,000. Under the agreement, warrants to purchase 715,627 shares of our common stock at an exercise price of $0.17 per share, which were valued at $0.17 per warrant were also issuable. The common stock was valued at the 10 day trailing volume weighted average closing price immediately prior to May 10, 2008 (the settlement agreement date) which was $0.17. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  exercise price of $0.17, volatility of 213%, a risk-free interest rate of 2.99%, expected term of five years and 0% dividend yield, resulting in a value of $0.17 per warrant.  We recorded approximately $51,000 to general and administrative expenses in the twelve months ended September 30, 2008 related to the fair value of warrants to purchase 300,000 shares of our common stock, which was determined to be for consulting services.  The fair value of approximately $71,000 related to the remaining warrants to purchase 415,627 shares of our common stock was determined to relate to placement services and was recorded to common stock and additional paid in capital in the twelve months ended September 30, 2008.

Note 8.  Notes Payable

Baer (formerly Sausalito) Note Payable

In November 2006, we received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February 2007, a note payable was executed, and the note was subsequently assigned to Henry Baer (“Baer”).  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million.  The note is currently in default. Warrants to purchase 5,000 shares of our common stock were issued to the investor in connection with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share and expired in February 2009.  The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.8%, expected life of two years and 0% dividend yield resulting in a value of $4.17 per warrant.  The value of the warrants was recorded as a $17,000 discount on the note payable and was expensed over the life of the note payable as interest expense.  The discount was determined based on the relative fair value of the warrants and the note payable. During May and June 2007, we issued shares and warrants that triggered a revaluation, lowering the exercise price to $2.00 per warrant resulting in an increase in valuation of approximately $1,000, which was expensed as interest expense.  In February 2008, Baer granted a nine-month extension of the due date in exchange for 125,000 shares of our common stock, valued at $75,000.  The extension fee was expensed as interest expense during the twelve months ended September 30, 2008.

Tatum Convertible Note Payable

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. This note is currently in default and bears interest at a default interest rate of 13.5%.

National Convertible Debenture

In December 2006, we received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February 2007, pursuant to a subscription agreement between National and the Company, a convertible debenture was executed in exchange for the advance.   Both the subscription agreement and the debenture provided that, at maturity, we had the option to convert the debenture and accrued interest into shares of our common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price.  We valued the beneficial conversion feature at $14,000 and recorded a discount on the debenture.  Warrants to purchase 3,125 shares of our common stock at an initial exercise price of $8.00 and an exercise period of three years were issued to the holder. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of three years and 0% dividend yield resulting in a value of $4.44 per warrant.  The valuation was recorded as a $13,000 discount on the debenture.  The discount was determined based on the relative fair value of the warrants and note.  The warrants expired in February 2010.

Placement fees of $18,000 were paid to an outside party in connection with the note payable.  In addition, warrants were issued to that party to purchase 3,200 shares of our common stock with an initial exercise price of $5.00 with an exercise period of five years for placement services. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of five years and 0% dividend yield resulting in a value of $4.86 per warrant.  The warrant valuation of $16,000 and the cash placement fee of $18,000 were recorded as an additional discount on the debenture, all of which has been fully amortized to interest expense.   The discount was determined based on the relative fair value of the warrants and debenture.  During May and June 2007, we issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant associated with the debenture resulting in an increase in valuation of $1,000.  All of the change was expensed as interest expense.

In November 2007, we issued National 44,000 shares of our common stock, in settlement of amounts owed per the original note agreement.  In March 2008, a further settlement agreement was reached whereby we issued National an additional 450,000 shares of our common stock in payment of all amounts due under this agreement, including $220,000 outstanding under the note agreement and $22,000 in accrued interest.  The 450,000 shares of common stock were recorded at $135,000 and included in general and administrative expense in 2008.  In connection with the settlement, we were obligated to issue additional shares of common stock in the future, if National was unable to sell its shares for amounts necessary to obtain the $242,000 in value, plus interest.

 Note 9.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to defend the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of September 30, 2008 or 2007.

 Thomas Lloyd Capital—We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying consolidated financial statements as of September 30, 2008 as the closing of such financing was not probable at that date.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Note 10. Options and Warrants

Options

In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.  We had granted options to purchase 100,000 shares of our common stock at an exercise price of $2.65 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, 33,333 options were vested and 66,667 options were forfeited as they were not vested.  Accordingly, we recognized approximately $94,000 in general and administrative expense at September 30, 2007 related to the vested portion of these options.  The options expire on June 19, 2017.

Warrants

In connection with private placements of our common stock, negotiations with vendors and our notes payable, we have issued warrants to purchase shares of our common stock. In January 2008, we issued a 10-year warrant to purchase up to 300,000 shares of our common stock at a price of $1.00 per share to a consultant. In November 2008, this warrant was cancelled and replaced with a 5-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share.  See Note 12, Subsequent Events, below.  In March 2008 we issued warrants to purchase up to 715,627shares of common stock at a price of $0.17 per share as part of a settlement agreement with Thomas Lloyd (see Note 9, Commitments and Contingencies), and in May 2008, we issued a 10-year immediately exercisable warrant to purchase up to 1,000,000 shares of common stock at a price of $0.13 per share to our former consulting CFO for services.  The warrants were evaluated under authoritative literature and we concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed to be equivalent to net-cash settlement provisions and are appropriately classified as equity.  The following summarizes warrant activity during the years ended September 30, 2008 and 2007:

Warrants outstanding, September 30, 2006	-
Warrants expired	-
Warrants exercised	-
Warrants issued	684,816
Warrants outstanding, September 30, 2007	684,816
Warrants expired	-
Warrants exercised	-
Warrants issued	2,015,627
Warrants outstanding, September 30, 2008	2,700,443

Weighted average exercise price	$0.86

Warrants to purchase 605,991 and 67,500 shares of our common stock at an exercise price of $2.65 and $2.00 per share, respectively, are exercisable until June 2012 and warrants to purchase 3,200 shares of our common stock at an exercise price of $2.00 per share are exercisable until February 2013.  Warrants to purchase 5,000 shares of our common stock at an exercise price of $2.00 per share expired in February 2009 and warrants to purchase 3,125 shares of our common stock at an exercise price of $2.00 per share expired in February 2010.

Note 11. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowances are as follows as of September 30 (in thousands):

Deferred tax assets	2008		2007
Net operating loss carryforwards		$891		$557
Stock-based		5,717		244
Intangible		483		-
Other		4		10
Total deferred tax assets		7,095		811
Valuation allowance		(7,095)		(811)
Deferred tax assets, net allowance	$		$

The valuation allowance increased by approximately $6.3 million and $771,000 during the fiscal years ended September 30, 2008 and 2007, respectively.

The difference between the tax at the statutory rate and no tax provision for the years ended September 30, 2008 and 2007 is primarily due to our full valuation allowance against our full deferred tax assets.

At September 30, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $2.6 million to offset future taxable income that expire beginning in 2024.  Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 change of control provisions.

 Note 12.  Subsequent Events

18KT – TV Communications

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share for services.  In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.    In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share for prior investor relations services.

Reduction of accounts payable and advances payable to related parties

In December 2008, certain advances totaling $23,750 due to Joseph Martin LLC were assigned to certain other parties and, during the three months ended March 31, 2009, were converted to shares of our common stock at a conversion price of $0.005 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date. Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

On June 8, 2009, $10,000 of the accounts payable outstanding at September 30, 2008 to The Otto Law Group, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to another related party, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

During the fiscal year ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock. The value of the accounts payable converted and related conversion price is currently being finalized by these related parties.  During the nine months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

EnviroPlastics Share Exchange

In March 2009, we entered into a share exchange agreement with EnviroPlastics Corporation (“EnviroPlastics”). Enviroplastics was established in 2008 to capitalize on the growing market to supply recycled commercial plastic to businesses, which use or want to use recycled plastics in their products, such as the automotive and consumer products industries. Under the share exchange agreement, EnviroPlastics would have exchanged 100% of its issued and outstanding shares of common stock in exchange for: (i) 90% of the issued and outstanding shares of common stock of GeoBio at the time of the closing of the Share Exchange and (ii) GeoBio’s promise to successfully facilitate a capital financing of EnviroPlastics of not less than $500,000 (the “Financing”).  The Share Exchange provided for a closing date within 90 days of the date of execution (the “Closing Date”), conditioned upon the parties’ mutual satisfaction with customary due diligence investigations, and may be cancelled and unwound if we do not obtain the Financing within 90 days following the Closing Date.  On June 24, 2009, we and EnviroPlastics amended our share exchange agreement to extend the formal closing by up to an additional ninety (90) days (the “Closing Date”), placing the Closing Date on September 3, 2009 unless otherwise closed sooner.  The purpose of this extension was to provide additional time to facilitate the parties reporting, capitalization and other compliance requirements.  On September 10, 2009, we and EnviroPlastics terminated our share exchange agreement as amended June 24, 2009.

BNA Holdings, LLC Convertible Bridge Loan

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  We received an aggregate of $223,000 from BNA Holdings, LLC in May through July 2009 pursuant to the terms of this agreement.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million  based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses.

Related Party Promissory Note

In March 2010, we entered into a promissory note with David M. Otto, the principal of Otto Law Group, a related party, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  In July 2010, we received an aggregate of $150,000 from two additional investors under the same terms as CKNS Capital Group, LLC.

In July 2010, we received an aggregate of approximately $24,000 under the terms of a convertible promissory note.  The terms are currently unspecified.

Agreement for the Stock Purchase of Collins Construction, Inc.

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with GeoBio having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010.

Additionally, the Collins Stock Purchase Agreement requires us to either purchase, pay off or otherwise refinance the then remaining principal balances associated with the loan and financing agreements totaling approximately $105,000 and assume the debt obligations owed under certain equipment lease agreements totaling approximately $457,000.

The Collins Stock Purchase Agreement is subject to the customary representations and due diligence procedures, and is also conditioned upon Collins having working capital of $1,000,000 at closing.  Any deficiencies in working capital shall be deducted in equivalent amount from the Collins Cash Consideration.  Any surplus of working capital shall be distributed to Collins at the Collins Closing Date.

Under the Collins Stock Purchase Agreement, Collins, its principals and management pledge and agree that they shall not compete with the business of Collins, as acquired by us, nor compete within Collins’ industry anywhere in the following states for a period of five (5) years following the Collins Closing Date: Colorado; Utah; Arizona; New Mexico; and Wyoming.

Upon the closing of the Collins Stock Purchase Agreement, the current principals of Collins shall enter into Consulting Agreements with us for a period of one hundred twenty days in order to assist with the transition of the management of Collins.

Agreement for the Stock Purchase of H&M Precision Products, Inc.

We are also currently seeking to acquire New Mexico based H&M Precision Products, Inc. (“H&M”), as detailed in our Current Reports on Form 8-K filed May 27, 2010 and July 1, 2010.  H&M sells proprietary chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  The purchase price is to be determined by the formula of the product of (i) H&M’s 12-month trailing cumulative, “adjusted” earnings before interest, taxes, depreciation and amortization as of the closing date multiplied by (ii) 2.99, with a maximum Purchase Price of $8,410,000.

Engagement of I-Banker’s, Inc.

In March 2010, concurrent with entry into the Collins Stock Purchase Agreement, we engaged the financial advisory services of I-Bankers Securities, Inc. (“I-Bankers”) to assist in raising financing for the implementation of our financial strategy (an “Offering”), including strategic planning, acquisitions of businesses in the natural gas and oil services industry and business development, such as the Collins Stock Purchase Agreement and H&M Stock Purchase Agreement, set forth above.

We shall pay to I-Bankers compensation including:

(i)
a cash placement fee (the “Cash Placement Fee”) equal to 8% of the aggregate gross proceeds raised from the sale of securities in an I-Banker’s facilitated Offering, but in no event shall the Cash Placement Fee (net of the Retainer Fee) be less than $500,000;

(ii)
a non-cash placement fee (the “Non-Cash Placement Fee”) in the form of a warrant exercisable for shares of our common stock in an amount equal to 4% of the shares of common stock issued in an Offering or issuable upon conversion of the securities issued therein at an exercise price equal to the effective issue price of such common stock in such offering;

(iii)	an initial Placement Agent retainer fee of $35,000, which shall not be credited against the Cash Placement Fee.

Employment Agreements

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Joseph Titus – On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Shelver Consulting Agreement

In January 25, 2010, we entered into a 12-month consulting services contract with a member of our board of directors, Clayton Shelver, and in July 2010, we issued 25,000,000 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

 (a)  Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Lance Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  A discussion of the material weaknesses in our controls and procedures is described below.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)  Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.

Management’s Assessment

Management has determined that, as of the September 30, 2008, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2008, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of September 30, 2008, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•
Remediation.  In March 2010, we retained accounting consultants to advise our company on improving internal controls and procedures.  Under the guidance of new financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

•

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•	Remediation. We recently hired a new CEO and retained accounting consultants to assist the company in meeting its control objects.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions.  The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•	Remediation. As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2008, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

•	All journal entries;

•	Periodic reconciliations of sub ledgers, balance sheet and income statement accounts;

•	Accrual of expenses;

•	Documents supporting the monthly, quarterly and annual general ledger closing process; and

•	Periodic financial reporting.

As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

•	Remediation. As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at September 30, 2008, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. As discussed above, we retained accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of September 30, 2008.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended September 30, 2008.

•
Remediation.  We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above.  We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

•
Timing.  Due to lack of financial resources, management was unable to fully implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2010.

The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented.  The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well the oversight of our board of directors, and we may make additional changes to our internal controls and procedures.  Although we have undertaken the foregoing initiatives, in the future we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $10,000 for the year ended September 30, 2010.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended September 30, 2008, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2008:

Name	Age	Position(s)
David M. Otto(1)	50	Director and Secretary
Alan Chaffee(2)	43	Director and Interim Consulting Chief Financial Officer
Ron Crafts (3)	51	Former Chief Executive Officer and Chairman of the Board
Lynn Dean Crawford(4)	64	Former Chief Operations Officer
John Crawford (5)	43	Former President, Chief Technology Officer and Director
Allen Perron (6)	65	Former Chief Financial Officer
Gary Crook (7)	56	Former Chief Financial Officer
Steve Nordaker (8)	61	Former Director
Kenneth Bennett (9)	49	Former Chief Executive Officer and Chairman of the Board
John Robinson (10)	67	Former Director

(1)	On July 15, 2009, David Otto resigned from his position as director.
(2)
On July 28, 2008, Alan Chaffee, who has served as a director of the Company since January 2008, was appointed Interim Consulting Chief Financial Officer.  On April 6, 2009, Alan Chaffee resigned from his positions with the Company.

(3)	On December 20, 2007, Ron Crafts resigned from his positions as Chairman of our board of directors and Chief Executive Officer (“CEO”).
(4)	On December 20, 2007, Lynn Dean Crawford resigned from his position as Chief Operations Officer.
(5)	On December 20, 2007, John Crawford resigned from his positions as Director and as President and Chief Technology Officer.
(6)	On July 24, 2008, Allen Perron resigned from his position as Chief Financial Officer. Mr. Perron had served as Chief Financial Officer since his appointment on January 21, 2008.
(7)	On January 19, 2008, Gary Crook resigned from his position as Chief Financial Officer. Mr. Crook had served as Chief Financial Officer since his appointment on January 26, 2007.
(8)	On October 31, 2007, Steve Nordaker resigned from our board of directors. Mr. Nordaker had served on the Board since June 19, 2007.
(9)
On July 24, 2008, Kenneth Bennett resigned from his positions as Chairman of our board of directors and CEO.  Mr. Bennett had served as CEO since March 6, 2008 and as Chairman of our board of directors since March 18, 2008.

(10)	On October 31, 2007, John Robinson resigned from our board of directors. Mr. Robinson had served on the Board since June 19, 2007.

David M. Otto. Mr. Otto is a Seattle-based attorney and the President of The Otto Law Group, PLLC. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, PLLC in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc., Avisere, Inc. and Saratoga Capital Partners, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law.

Alan Chaffee.  Mr. Chaffee was appointed Interim Consulting Chief Financial Officer on July 28, 2008, having served as a director of the Company since January 2008.  Mr. Chaffee has over 15 years of professional experience in public accounting and private industry.   Mr. Chaffee is a CPA and, since 2002, has been the Managing Partner at Chaffee Geddes Chucka, PLLC (“CGC”), a CFO consulting firm.  As a CFO consultant, Mr. Chaffee has assisted development stage companies make the transition to public companies.  He has also assisted $1B companies meet their SEC reporting and Sarbanes-Oxley requirements.  Prior to joining CGC, Mr. Chaffee held positions as both CFO and COO for middle-market aerospace companies.  In 1992, Mr. Chaffee earned a BS in Business and Accounting from the University of Oregon.

Ron Crafts.  Mr. Crafts is an entrepreneur with over twenty years of experience in business management and operations.  Mr. Crafts was a Utah “Best of State” winner of the “Entrepreneur of the Year” award in 2005 for his successful catering company.  Mr. Crafts attended college at Brigham Young University and has a background in accounting.

Lynn Dean Crawford.  Mr. Crawford has extensive experience in all aspects of technical engineering management, research and development, large-scale maintenance and logistics support for operations, government compliance oversight, mechanical design, computer systems and software implementation, and employee supervision.  Mr. Crawford has over 25 years of experience in technical management positions of small and large companies, with 11 of those positions at the corporate level.  Since 2002, Mr. Crawford has also been an independent consultant, providing guidance on project management, product design, patent development and regulatory support to start-up companies.  Mr. Crawford received a B.S.E. in Mechanical Engineering and a Masters in Mechanical Engineering from Brigham Young University in 1971.

John Crawford.  Mr. Crawford is the inventor of our improved refining technology, and is in charge of all scientific development and advisory.  Mr. Crawford is a chemical engineer who has co-authored numerous scientific papers and holds several patents in the area chemical science and engineering. Mr. Crawford’s career began in environmental chemistry at Brigham Young University.  Since that time he has had 16 years of experience developing chemical reaction measuring devices and equipment.

Allen Perron. Mr. Perron is an independent business consultant. He has over thirty-six years experience as an accounting and finance professional.  He successfully managed services to clients including eleven years as a CPA and audit manager performing financial auditing with Coopers & Lybrand, including preparation of financial statements, and preparation and review of SEC filings. For twelve years he served as Vice President of Finance and /or President and/or Director for all of the non-regulated subsidiaries of Puget Power, the predecessor of Puget Sound Energy.  He has been an independent business consultant for the past eleven years including more than two years performing evaluation of accounting and control systems for compliance with the Sarbanes-Oxley Act. Other experience includes creation of business plans, budgeting, financial forecasting, selection of accounting systems, and planning, structuring and due diligence procedures in connection with mergers and acquisition.  He has also managed start-up situations and served as a consultant with responsibility for SEC filings for small business enterprises.

Gary Crook.  Mr. Crook is a Partner in the Salt Lake City practice of Tatum, LLC, whose twenty-five year career includes serving as the Chief Financial Officer and Controller in public, foreign and privately held companies in the business services, healthcare and retailing segments.  His professional accomplishments include coordinating the $4 million acquisition of a radio station and helping take public SOS Staffing Services, a temporary staffing and consulting firm.  Mr. Crook has led two follow-on equity offerings and a private debt placement, raising over $100 million.  He was also a director and chairman of the audit committee for Q Comm International, Inc., an electronic prepaid transaction processor headquartered in Utah (QMMI.PK) prior of the merger of Q Comm into another firm in May 2007.  Mr. Crook holds both a B.S. in Business Economics and Masters in Business Administration from the University of Utah.

Steve Nordaker.  Mr. Nordaker is Senior Vice President of Finance for The Energy Capital Group (“ECG”), a Houston-based development company dedicated to building, owning, and operating gasification units for the refining, petrochemical, and fertilizer industries.  Prior to joining ECG, Mr. Nordaker was employed with JP Morgan Chase and its predecessor entities between 1982 and 2001, where he served as a Managing Director in the Energy Group, specializing in downstream energy and petrochemical, oil refining, pipeline, mining, and commodity/specialty/basic chemical companies.  He received an MBA from University of Houston and a BS in Chemical Engineering from South Dakota School of Mines and Technology.

Ken Bennett. Senator Ken Bennett has more than twenty years of experience in the fuel distribution industry including expertise and experience in management, marketing, finance, and government affairs. Mr. Bennett is currently the CEO of GeoAlgae, Inc.  From 1984-2006 Mr. Bennett served as CEO of third-generation fuel distribution company, Bennett Oil.  Additionally, during his eight years as an Arizona State Senator, he served as Senate President from 2003-2007.  Mr. Bennett earned a Bachelor of Science on a President’s Scholarship award from Arizona State University in 1984.

John Robinson, Ph. D.  Dr. Robinson served as chief executive officer of Houston, Texas-based ChemConnect, Inc. (“ChemConnect”), which he joined in 2000.  ChemConnect is an electronic marketplace for buying and selling chemical feedstocks, commodity and specialty chemicals and polymers.  Between 1983 through 2000, Dr. Robinson was employed with BP, p.l.c. (British Petroleum, “BP”) as Group VP and member of the BP Chemicals Executive Committee.  Dr. Robinson earned his Ph.D. in chemistry from Rice University, and an MBA in Finance from the University of Houston.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.    As of September 30, 2008, we had two (2) directors on our board of directors (the “Board”):  David Otto and Alan Chaffee.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

Lynn Dean Crawford is the uncle of John Crawford.

Director or Officer Involvement in Certain Legal Proceedings

As of September 30, 2008, to the best of our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

Committees of the Board

We do not currently have a separately-designated nominating or compensation committee.  Due to the size of our company and the size of the Board, our Board performs the functions of these committees.

Audit Committee

We do not have a separately-designated audit committee.  The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

ITEM 11.	EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for the fiscal year ended September 30, 2008 (collectively, our “named executive officers”). During the fiscal year ended September 2007, none of our named executive officers, including our principal executive officer, received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen Perron(1) Former Chief Financial Officer	2008 2007	- 0- -0-	-0- -0-	130,000(2) -0-	-0- -0-	-0- -0-	-0- -0-	$58,275(3) -0-	$188,275 -0-
Kenneth Bennett(4) Former Chief Executive Officer and Chairman of the Board	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Ronald Crafts(5) Former Chief Executive Officer and Chairman of the Board	2008 2007	- 0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
John Crawford(6) Former Chief Technology Officer	2008 2007	- 0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Lynn Dean Crawford (7) Former Chief Operations Officer	2008 2007	- 0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Gary Crook(8) Former Chief Financial Officer	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)	In July 2008, Allen Perron resigned as Chief Financial Officer (“CFO”) of the Company. Mr. Perron had served as Chief Financial Officer since his appointment on January 21, 2008.

(2)
Mr. Perron was granted a 10-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.13 per share in May 2008 under his consulting agreement with us.  The warrants were valued at $130,000.

(3)	Mr. Perron was compensated as a consultant.

(4)
Mr. Bennett resigned as Chief Executive Officer and director of the Company on July 23, 2008. Mr. Bennett had served as CEO since March 6, 2008 and as Chairman of our board of directors since March 18, 2008.

(5)	Mr. Crafts resigned from his positions with the Company effective December 20, 2007.

(6)	Mr. Crawford resigned from his position with the Company effective December 20, 2007.
(7)	Mr. Crawford resigned from his position with the Company effective December 20, 2007.

(8)
During 2007, the board of directors resolved to issue Gary Crook, the Company’s former CFO, 305,000 options.  On October 12, 2007, the board of directors adjusted the still unissued option grant to 500,000 options.  The options have not been issued as of yet and no terms or conditions have been determined. Mr. Crook resigned from his position as CFO on January 18, 2008.

Narrative Disclosure to the Summary Compensation Table

We had employment agreements with certain of our executives. These agreements are summarized below.

Kenneth Bennett

In March 2008, we entered into an employment agreement (the “Bennett Agreement”) with our CEO, pursuant to which, among other things, Mr. Bennett, as CEO of the Company, shall continue for thirty-six (36) months, subject to automatic renewal for successive twelve (12) month periods, and shall continue until the earlier of (i) his resignation upon 30 days notice, (ii) his termination by the Company upon 30 days notice, (iii) his death or disability, or (iv) failure of the Company’s acquisition of GeoAlgae, Inc. to close.

Pursuant to the terms of the Bennett Agreement, Mr. Bennett will receive compensation at the annual rate of $100,000 for his first year of employment; $125,000 for his second year of employment; and $175,000 for his third year of employment payable on a semi-monthly basis, which shall accrue upon the Closing of Better Biodiesel, Inc.’s acquisition of GeoAlgae Technology, Inc., but only become payable to the extent that cash payments do not exceed 10% of any sums received pursuant to the closing of a financing and/or revenues generated through operations of the Company, up the extent of the aforementioned year one, year two and year three salary limits, unless the Board determines that funds for cash payments of greater than 10% of revenues are available.

Mr. Bennett resigned as Chief Executive Officer and director of the Company on July 23, 2008.

Allen Perron

In January 2008, we entered into an employment agreement (the “Perron Agreement”) with our CFO, pursuant to which, among other things, the CFO will be entitled to annual base compensation at $150.00 per hour, plus 3 year warrants representing 1% of the issued and outstanding shares of the company as of January 17, 2008 with an exercised price equal to the average of the closing bid and ask price as quoted on the Over-the-Counter Bulletin Board as of that day.  The warrants will vest at 10% upon commencement of employment; 10% immediately subsequent to meeting certain defined SEC filings and 10% for any payment for services not made within 45 days of employee’s bill date.  The remaining unvested warrants will vest one year from the date of commencement of employment.  The warrants may be exercised on a cash or cashless basis.

As CFO, Mr. Perron shall serve as such until the earlier of (i) his resignation upon 30 days notice, (ii) his termination by the Company upon 30 days notice or (iii) his death or disability.

Mr. Perron was granted warrants for one percent of the then outstanding common stock or 152,390 shares at an exercise price equal to the closing price on the preceding day of $0.77 per share. These warrants were to have a life of three years and vest upon achievement of certain goals to be fully vested in one year. The Company estimated the fair value of these warrants to be approximately $105,000.  The fair value of these warrants was never recorded and the warrants including a warrant agreement were never issued. This employment agreement was under negotiation during the quarter ended March 31, 2008 and a new agreement was reached in May 2008. Since this negotiation was under way prior to March 31, 2008 the resulting accounting effects were recorded as of March 31, 2008. Mr. Perron reduced his billings for services by $10,000 and has delayed payment of $53,275 until the Company has a financing of $100,000 or more. The Company issued to Mr. Perron 1,000,000 warrants at an exercise price of $0.13. The five day volume adjusted weighted average closing price of the shares on May 16, 2008 was $0.13.  The Company has computed the fair value of the warrants using the Black Scholes model using a 10 year life, volatility of 214%, risk free interest of 3.83% and, dividends of 0%, for a fair value of $0.13 per warrant or $130,000. The $130,000 has been charged to general and administrative expense.

On July 24, 2008, Allen Perron resigned as Chief Financial Officer. All shares issuable to Allen Perron have been settled.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our named executive officers as of September 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2008, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all of our directors and all of our current executive officers and directors as a group.

For purposes of this table, information as to the beneficial ownership of shares of our common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based upon a total of 41,107,619 shares outstanding as of September 30, 2008. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days after September 30, 2008. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after September 30, 2008 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common	David Otto	9,000,000(1)	21.9%
	All Officers and Directors as a Group	9,000,000	21.9%
Common	144 Media, LLC	4,000,000	9.7%
Common	Capital Group Communications	7,500,000	18.2%
Common	F. Briton McConkie	2,625,000	6.4%
Common	Focus Earth, Inc.	3,000,000	7.3%
Common	Resource Capital Development, Inc	2,937,500	7.1%

Common	Peter Kristensen	2,625,000	6.4%

(1)
Includes 2,000,000 shares of common stock owned by Cambridge Partners, LLC.  David Otto was a Member of Cambridge Partners, LLC at September 30, 2008.  Also includes 3,500,000 shares of common stock owned by Joseph Martin, LLC.  David Otto was a Member of Joseph Martin, LLC at September 30, 2008.  Includes 1,500,000 shares owned by Sausalito Capital Partners.  David Otto owned 5.2% of Sausalito Capital Partners, LLC as of September 30, 2008.  In addition, includes 2,000,000 shares owned by Shropshire Capital Holdings.  David Otto was a Member of Shropshire Capital Holdings, LLC at September 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

In August 2002,  we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options, as well as restricted stock awards.  As of September 30, 2008, there were vested options to purchase 33,333 shares of our common stock outstanding at a weighted average exercise price of $2.65.  As of September 30, 2008, we had 41,107,619 shares outstanding and warrants to purchase 2,700,443 shares of our common stock at a weighted average exercise price of $0.83 per share were outstanding and exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Additionally, under the Asset Sale Agreement, DEP assumed all liabilities in connection with, or obligations owed to, Ron Crafts, John Crawford, James Crawford, Lynn Dean Crawford and Culinary Crafts, including certain wages and loans payable (the liabilities have a stated total of approximately $321,784).

The Asset Sale Agreement also stipulated that Ron Crafts, John Crawford and Lynn Dean Crawford resign from their respective positions with the Company, upon closing.

David M. Otto, a principal at The Otto Law Group, PLLC, served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $377,000, $101,000 and $554,000 in legal fees to The Otto Law Group, PLLC for the fiscal years ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008 as general and administrative expenses.  At September 30, 2008, approximately $463,000 in fees were unpaid.  On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the date of the notes, which were dated from January 7, 2010 to February 17, 2010.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these notes were converted to shares of our common stock at their stated conversion price of $0.0001 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the date of the notes, which were dated from April 6, 2010 to June 22, 2010. Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In 2010, certain of these convertible notes were converted into shares of our common stock at their stated conversion rate.

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, PLLC, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

Board of Directors Compensation

We do not pay any of our directors cash fees in consideration for their services, attendance at board of director or committee meetings.   Directors who also serve as our executive officers do not receive additional compensation in respect of their services as directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2008 was approximately $67,000.
The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2007 was approximately $125,000.

Audit-Related Fees

The aggregate audit related fees billed by our auditors for professional services rendered in connection with audit-related fees, was approximately $8,400 for the year ended September 30, 2008.  We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended September 30, 2007.

Tax Fees

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2008.
The aggregate tax related fees billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,200 for the year ended September 30, 2007.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended September 30, 2008 and 2007.

ITEM 15.	EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2010	GeoBio Energy, Inc.
Lance Miyatovich
By: /s/ Lance Miyatovich
Chief Executive Officer, Chief Financial Officer, and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Lance Miyatovich	Chief Executive Officer (principal executive officer),
Lance Miyatovich	Chief Financial Officer (principal accounting officer)
and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.5	Agreement with TSG-LLC	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB filed February 22, 2007, 2006

10.6	Asset Purchase, Settlement and Mutual Release Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 21, 2007

10.7	Share Exchange with GeoAlgae Technology, Inc., dated January 10, 2008	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 15, 2008

10.8	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

10.9	Consulting Services Agreement with Joseph Martin, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed January 24, 2008

10.10	Consulting Services Agreement with Shropshire Capital Holdings, LLC, dated January 17, 2008	Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed January 24, 2008

10.11	Consulting Services Agreement with 18KT.TV, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed January 24, 2008

10.12	Consulting Services Agreement with Barry Davis, dated January 18, 2008	Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed January 24, 2008

10.13	Consulting Services Agreement with 144Media, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed January 24, 2008

10.14	Consulting Services Agreement with Capital Group Communications, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed January 24, 2008

10.15	Consulting Services Agreement with Focus Earth, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed January 24, 2008

10.16	Employment Agreement with Allen Perron, dated January 18, 2007	Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed January 24, 2008

10.17	Employment Agreement with Kenneth Bennett First Amendment to the Share Exchange	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed March 11, 2008

10.18	Agreement with GeoAlgae Technology, Inc., dated March 12, 2008	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed March 19, 2008

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Incorporated by reference to Form 10-KSB filed January 15, 2008

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

99.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

99.6	Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.7	Letter of Intent between Better Biodiesel, Inc., Ron and Mary Crafts, John, James and Lynn Crawford, and Culinary Crafts, LLC.	Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

99.8	Letter of Intent with GeoAlgae Technology, Inc.	Incorporated by reference by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

99.9	Press Release Dated March 7, 2008	Incorporated by reference to Exhibit 99.9 of the Company’s Form 8-K filed March 11, 2008