Form 10-Q
period 2008-12-31
GeoBio Energy, Inc.
filed 2010-08-13
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Dexter Avenue North, Suite 100, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

206-838-9715
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes        No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer       Accelerated filer       Non-accelerated filer        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of August 1, 2010, 10,573,807,619 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page
	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and
		September 30, 2008…………………………………………………………………………………………………....................	3
		Condensed Consolidated Statements of Operations
		(unaudited) for the three months ended
		December 31, 2008 and 2007 and for the period from inception
		to December 31, 2008……………………………………………………………………………...……….………....................	4
		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to December 31, 200………………………………………..……….........................................	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the three
		months ended December 31, 2008 and 2007 and for the
		period from inception to December 31, 2008…………………………………………………………......................................	6
		Notes to Condensed Consolidated Financial Statements (unaudited)
	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations……………………………………………………………………………………….......................	20
	Item 4	Controls and Procedures……………………………………………………………………………………………....................	23

Part II	Other Information
	Item 1	Legal Proceedings………………………………………………………………………………………………………................	24
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….……….........................................	24
	Item 3	Defaults Upon Senior Securities…………………………………………………………………………………........................	24
	Item 4	Submission of Matters to a Vote of Security Holders…………………………………………………....................................	24
	Item 5	Other Information…………………………………………………………………………………………….………....................	24
	Item 6	Exhibits………………………………………………………………………………………………………………………...........	24

Signatures…………………………………………………………………………………………………………………………………………………...			25

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2008
	(amounts in thousands, except share amounts)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$587	$937
Notes payable, current	134	134
Advances payable to related parties	68	91
Total current liabilities	789	1,162

Notes payable, long-term, net of discount of $484 and $0, respectively	-	-

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized: no shares	-	-
issued and outstanding
Common stock and additional paid-in capital, $0.001 par value;
200,000,000 shares authorized: 42,107,619 and 41,107,619, issued
and outstanding at December 31, 2008 and September 30, 2008, respectively	20,697	20,160
Deficit accumulated during the development stage	(21,486)	(21,322)
Total stockholders' equity (deficit)	(789)	(1,162)
Total liabilities and stockholders' equity (deficit)	$-	$-

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007	From Inception (November 1, 2004) Through December 31, 2008
	(amounts in thousands, except share and per share amounts)
Sales	$-	$-	$12
Cost of sales	-	21	54
Gross profit (loss)	-	(21)	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	72
General and administrative	160	246	19,179
Depreciation and amortization	-	30	185
Impairment	-	116	1,585
Total operating expenses	160	392	21,214
Loss from operations	(160)	(413)	(21,256)
Interest expense	(4)	(24)	(230)
Net loss	$(164)	$(437)	$(21,486)
Net loss per common share - basic and diluted	$(0.00)	$(0.02)
Shares used in computing net loss per share -
basic and diluted	41,585,880	29,084,327

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Common Stock and Additional Paid-In Capital		Deficit Accum.
	Shares	Amount	During the Development Stage	Total
	(in thousands, except share amounts)
At inception November 1, 2004	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	75,000	-	-	-
Net loss	-	-	(1)	(1)
Balance December 31, 2004	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	75,000	-	-	-
Net loss	-	-	(51)	(51)
Balance December 31, 2005	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	(162,500)	-	-	-
Common stock share from reverse split	1	-	-	-
Issuance of common stock upon conversion of note payable	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)				-
in exchange for cash and property contributed to DEP	5,250,000	291	-	291
Issuance of common stock in merger	21,750,000	-	-	-
Net loss	-	-	(422)	(422)
Balance September 30, 2006	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing				-
per agreement	-	48	-	48
Discount for beneficial conversion feature	-	14	-	14
Sale of units in private placement, net	377,500	679	-	679
Issuance of units in exchange for goods and services	67,500	135	-	135
Issuance of warrants for consulting services and director compensation	-	576	-	576
Net loss	-	-	(2,367)	(2,367)
Balance September 30, 2007	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	44,000	220	-	220
Common stock received from DEP in exchange for property and liabilities	(14,255,500)	-	-	-
Issuance of common stock and warrants to consultants for services	17,330,000	15,690	-	15,690
Issuance of common stock for extension of due-date for note payable	125,000	75	-	75
Issuance of common stock to an employee for amounts owed	200,000	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	450,000	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	5,875,000	1,469	-	1469
Issuance of common stock to a consultant for services	100,000	30	-	30
Issuance of common stock in settlement of accounts payable to a consultant for financial
advisory services fees	294,118	50	-	50
Issuance of warrants to officer	-	130	-	130
Issuance of warrants for services and placement fees in connection with private placement	-	51	-	51
Net loss			(18,481)	(18,481)
Balance September 30, 2008	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	1,000,000	53	-	53
Beneficial conversion feature of convertible debt	-	484	-	484
Net loss	-	-	(164)	(164)
Balance December 31, 2008	42,107,619	$20,697	$(21,486)	$(789)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007	From Inception (November 1, 2004) through December 31, 2008
	(amounts in thousands)
Cash Flows From Operating Activities
Net Loss	$(164)	(437)	(21,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	30	193
Amortization of debt discount	-	3	79
Non-cash stock-based compensation related to consulting, director fees and other expenses	53	-	16,813
Non-cash expense for bad debt reserve and carrying value of inventory	-	25	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	116	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	8	-
Employee advances	-	(1)	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	111	155	1,350
Net cash used in operating activities	-	(101)	(1,378)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances from related parties for company expenses and related accrued interest, net	-	3	318
Borrowings on notes payable	-	-	282
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes payable	-	-	500
Net cash provided by financing activities	-	3	1,855
Net Change In cash	-	(98)	-
Cash, beginning of period	-	98	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of advances payable to related party to accounts payable	$23	$-	$23
Conversion of accounts payable to note payable	$484	$-	$484
Beneficial conversion feature of notes payable	$484	$-	$484
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47

Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$36	$36
Disposition of advances	$-	$6	$6
Disposition of deposits	$-	$6	$6
Disposition of property and equipment	$-	$409	$409
Settlement of payroll obligations	$-	$(261)	$(261)
Settlement of related party payable and interest payable	$-	$(80)	$(80)
Conversion of note payable and accrued interest to common stock	$-	$(220)	$(220)
Shares issued in settlement of accounts payable	$-	$-	$50
Conversion of Tatum, LLC accounts payable to note payable	$-	$-	$28

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008 (Unaudited)

Note 1.  Business and Organization

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

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP.  On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of their interest in DEP (See Note 4).

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

Note 2:  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, we had a deficit accumulated during the development stage of approximately $21.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of approximately $0.8 million and no cash.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and H&M, both of which require significant cash payments.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended December 31, 2008 are not necessarily indicative of the results for the year ending September 30, 2009 or for any future period.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant accounting estimates inherent in preparation of our financial statements include estimates as to valuation of equity related instruments issued and valuation allowance for deferred income tax assets.

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands) as of December 31:

	2008	2007

Warrants	7,400	2,700
Options	33	100
Convertible debentures	8,080,037	-
Total	8,087,470	2,800

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2008. We valued the beneficial conversion feature at $160,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 10, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.0001.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2008.  We valued the beneficial conversion feature at $324,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 10, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

See further discussion regarding warrants at Notes 5 and 6.

Reclassifications

Certain amounts have been reclassified from prior years’ consolidated financial statements to conform to current year presentation.  Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

 Note 4.  Impairment on DEP Disposition

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

At December 31, 2008 and September 30, 2008, we have no inventory, property and equipment or intangible assets.

Note 5.   Notes Payable

Baer (formerly Sausalito) Note Payable

In November 2006, we received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February 2007, a note payable was executed, and the note was subsequently assigned to Henry Baer (“Baer”).  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million.  Warrants to purchase 5,000 shares of our common stock were issued to the investor in connection with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share and expired in February of 2009.  The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.8%, expected life of two years and 0% dividend yield resulting in a value of $4.17 per warrant.  The value of the warrants was recorded as a $17,000 discount on the note payable and was expensed over the life of the note payable as interest expense.  The discount was determined based on the relative fair value of the warrants and the note payable. During May and June 2007, we issued shares and warrants that triggered a revaluation, lowering the exercise price to $2.00 per warrant resulting in an increase in valuation of approximately $1,000, which was expensed as interest expense.

In February 2008, Baer granted a nine-month extension of the due date in exchange for 125,000 shares of our common stock, valued at $75,000.  The extension fee was expensed as interest expense during the twelve months ended September 30, 2008.  The note is currently in default.

Tatum Convertible Note Payable

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable is due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. The note is currently in default and is subject to a default interest rate of 13.5% per annum.

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

Placement fees of $18,000 were paid to an outside party.  In addition, warrants were issued to that party to purchase 3,200 shares of our common stock with an initial exercise price of $5.00 with an exercise period of five years for placement services. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of five years and 0% dividend yield resulting in a value of $4.86 per warrant.  The valuation of $16,000 and the placement fee of $18,000 were recorded as an additional discount on the debenture, all of which has been fully amortized to interest expense.   The discount was determined based on the relative fair value of the warrants and debenture.  During May and June 2007, we issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant associated with the debenture resulting in an increase in valuation of $1,000.  All of the change was expensed as interest expense.

 In November 2007, we issued National 44,000 shares of our common stock.  In March 2008, we issued National an additional 450,000 shares of our common stock in settlement of disputed amounts due under this agreement.

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2008. We valued the beneficial conversion feature at $160,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 10, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2008.  We valued the beneficial conversion feature at $324,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 10, Subsequent Events.

Note 6.  Stockholders’ Equity (Deficit)

Preferred Stock

On June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 shares of no par value preferred stock to 100,000,000, but none have been issued as of December 31, 2008.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

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

Common Stock Issuances — As of the effective date of inception (November 1, 2004), the Company, then operating as MSH, had 4,000,000 shares of our common stock issued and outstanding.  In August 2006, two former stockholders of MSH exchanged a total of 325,000 common shares for two former subsidiaries of MSH, which comprised all of the assets and liabilities of MSH.  The remaining common stock shares of MSH were then subject to a two-for-one reverse split, resulting in 2,000,001 shares of its common stock issued and outstanding at the time of merger.  These stockholders, combined with the new shares issued in the merger, comprise the 30,500,001 shares of our common stock issued and outstanding at September 30, 2006.

During May and June 2007, we sold 377,500 units in a private placement.  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.  The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  A value of approximately $370,000 was ascribed to the warrants. We also issued 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless.  The fair value of the warrants of $66,000 was recorded as a reduction to the proceeds from the private placement.  The warrants were valued under the Black- Scholes model utilizing the following assumptions: volatility of 184%, risk-free rate of 5.1%, expected life of five years and dividend yield of 0%.

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

In June 2007, we issued 200,000 warrants with an exercise of $2.65 per warrant and a five-year expiration to a company in exchange for consulting services.  The warrants were valued utilizing the Black-Scholes model with the following assumptions: 184% volatility, risk-free rate of 5.1%, expected life of five years and dividend yield of 0%, resulting in a value of $482,000 which was immediately expensed.

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 5 – Notes Payable.

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

As discussed previously, in December 2007, the Members of DEP returned 14,255,500 shares of our common stock which were held by such Members. No value was assigned for these shares, which had no value assigned at the time of original issuance, and we cancelled the shares upon receipt.

In January 2008, we entered into nine individual consulting agreements for professional services in exchange for an aggregate of 17,330,000 shares of our common stock and 300,000 warrants to purchase of shares of our common stock at an exercise price of $1.00 per share. The closing price our common stock on the over the counter bulletin board on January 16, 2008 was $0.89. We recorded the value of the shares at $15,424,000. The fair value of the warrants was $266,000. The warrants were valued using the Black Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 3.74%, expected term of ten years and dividend yield of 0% resulting in a value of $0.888 per warrant. The values recorded to equity were expensed as general and administrative expense at the time the securities were issued.

In May 2008, our former CFO, Allen Perron was granted 1,000,000 warrants at an exercise price of $0.13. The five day volume adjusted weighted average closing price of the shares on May 16, 2008 was $0.13.  We have computed the fair value of the warrants utilizing the Black Scholes model using the following assumptions:  estimated life of 10 years, volatility 214%, risk-free interest rate of 3.83% and 0% dividend rate, for a fair value of $0.13 per warrant or $130,000. The $130,000 was charged to general and administrative expense in 2008 Mr. Perron has delayed payment of $43,000 in accounts payable until we have a financing of $100,000 or more.

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

In March 2008, we issued 294,118 shares of our common stock to Thomas Lloyd Capital in settlement of a placement and advisory services agreement (see further discussion at Note 9 - Commitments and Contingencies – Thomas Lloyd).  The shares were valued at $0.17 per share for a total of $50,000. We also issued 715,627 warrants to purchase shares of our common stock at an exercise price of $0.17 per share, which were valued at $0.17 per warrant. The common stock was valued at the 10 day trailing volume weighted average closing price immediately prior to May 10, 2008 (the settlement agreement date) which was $0.17. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  exercise price of $0.17, volatility of 213%, a risk-free interest rate of 2.99%, expected term of five years and 0% dividend yield, resulting in a value of $0.17 per warrant.  We recorded approximately $51,000 to general and administrative expenses in the twelve months ended September 30, 2008 related to the fair value of warrants to purchase 300,000 shares of our common stock, which was determined to be for consulting services.  The fair value of approximately $71,000 related to the remaining warrants to purchase 415,627 shares of our common stock was determined to relate to placement services and was recorded to common stock and additional paid in capital in the twelve months ended September 30, 2008.

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

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share, which was expensed as general and administrative expense in the current quarter.  In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.   The fair value of approximately $44,000 related to the warrants was recorded to general and administrative expense in the current quarter.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards

    Stock Options — Stock options to purchase shares of our common stock are granted under our existing stock-based incentive plan to certain employees and consultants, at prices at or above the fair market value on the date of grant.

At December 31, 2008, there were options to purchase up to 33,333 shares of our common stock outstanding and 1,150,000 shares were available for future grants or awards under our Equity Incentive Plan. There was no option activity during the three months ended December 31, 2008 or 2007.  There are a total of 33,333 vested options outstanding, with a weighted average exercise price of $2.65 per share and grant date fair value of $2.65 per share.

Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods, based on the fair value on the grant date. The vesting period is deemed to be the requisite service period.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan and certain employment agreements we have with key officers).

            As of December 31, 2008, we had nil of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The intrinsic value of stock options outstanding and exercisable was nil at December 31, 2008, based on the $0.008 closing market price of our common stock on that date.  There were no options which vested during the three months ended December 31, 2008 or 2007.

Warrants —As discussed above, in November 2008, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  The warrants were valued at approximately $44,000 under the Black-Scholes model with the following weighted average assumptions:  stock price of $0.009, 5 year expected term, volatility of 192%, risk-free rate of 2.06% and expected dividend yield of 0.0%, and recorded to general and administrative expense during the three months ended December 31, 2008.  The result of accounting for the modification was immaterial.

The following table summarizes warrant activity during the three months ended December 31, 2008:

Warrants outstanding, September 30,2008	2,700,443
Warrants expired	-
Warrants exercised	-
Warrants issued	5,000,000
Warrants cancelled	(300,000)
Warrants outstanding, December 31, 2008	7,400,443
Weighted average exercise price	$0.25

Note 7.   Related Party Transactions

In 2007, Ron Crafts, our former Chief Executive Officer (“CEO”), advanced us $75,000.  Interest was being accrued at 8% per annum.  In December 2007, the advance, along with accrued interest of approximately $5,000, was transferred to DEP.

David M. Otto, a principal at The Otto Law Group, PLLC, was a director of the Company through July 15, 2009.  We recorded approximately $99,000 (including finance charges of $15,000) and $84,000 and $653,000 in legal fees to The Otto Law Group, PLLC for the three months ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008 as general and administrative expenses.  At December 31, 2008 and September 30, 2008, approximately $79,000 and $463,000 in fees were unpaid, respectively.

On December 31, 2008, accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010. The effective date of the notes was December 31, 2008.  On December 31, 2008, accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The effective date of the notes was December 31, 2008.  See Note 5, Notes Payable.

As of December 31, 2008, related party advances and accrued interest totaled approximately $68,000.  In the year ended September 30, 2008, a director advanced the Company a net amount of approximately $4,000. Three other parties related to a director of the Company advanced us an aggregate amount of approximately $86,000, in order to pay company expenses.  All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $1,000 are included in advances payable to related parties. We intend to repay the advances.   During the three months ended December 31, 2008, approximately $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 10, Subsequent Events.

Note 8.  Income Taxes

We continue to record a valuation allowance in the full amount of deferred tax assets since realization of such tax benefits has not been determined by our management to be more likely than not. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year, and the rate so determined is used in providing for income taxes on a current year-to-date basis. The difference between the expected provision or benefit computed using the statutory tax rate and the recorded provision or benefit of zero, is primarily due to the estimated change in valuation allowance more likely to result due to taxable losses anticipated for the applicable fiscal year.

Note 9.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, we filed a complaint against our former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  We intend to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of December 31, 2008 or September 30, 2008.

Thomas Lloyd Capital

We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock, during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying condensed consolidated financial statements as of December 31, 2008 or September 30, 2008 as the closing of such financing was not probable at such date.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Note 10 — Subsequent Events

Reduction of accounts payable

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

During the fiscal year ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock.  The value of the accounts payable converted and related conversion price is currently being finalized by these related parties. During the six months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

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

Related Party Promissory Note

In March 2010, we entered into a promissory note with David M. Otto, the principal of Otto Law Group, LLC, a related party, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

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

Vitello Capital Ltd. Consulting Agreement

In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Statements contained herein may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:  1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to obtain contracts with suppliers of raw materials (for our production of biodiesel fuel) and distributors of our biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including our production performance); (5) our ability to protect and defend our proprietary technology; (6) our ability to secure and retain management capable of managing growth; (7) our ability to raise necessary financing to execute our business plan; (8) potential litigation with our shareholders, creditors and/or former or current investors; (9) our ability to comply with all applicable federal, state and local government and international rules and regulations; and (10) other factors over which we have little or no control.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Information” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Report.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2008, we had a deficit accumulated in the development stage of approximately $21.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At December 31, 2008, we had a working capital deficit (current assets less current liabilities) of $0.8 million and no cash.  Our operating expenses will consume a material amount of our cash resources.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing, or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the acquisitions of Collins and H&M in September and the proposed acquisition of Magna shortly thereafter, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities.

Discussion of Cash Flows

We used cash of approximately nil and $101,000 in our operating activities in the three months ended December 31, 2008 and 2007, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the three months ended December 31, 2008 and 2007, respectively.

Our financing activities provided cash of approximately nil and $3,000 in the three months ended December 31, 2008 and 2007, respectively.  Changes in cash from financing activities are proceeds from related party advances, proceeds from issuance of common stock and warrants and proceeds from issuance of notes payable.

Recent Financing Activities

Our principal sources of funding to-date have been private placements of our common stock and warrants and notes payable.  During 2008, our $100,000 note payable from Sausalito Capital Partners (a shareholder of the Company) which we originally executed in February 2007 became due and payable.  In consideration for an extension of the due date to November 14, 2008, we issued stock valued at $75,000 to the new noteholder, Henry Baer.  The $75,000 extension fee has been expensed as interest expense during 2008.  The interest rate on the note payable is 6% per annum.  Principal and accrued interest are due at the earlier of November 14, 2008 or within two days of the Company completing a private placement of at least $3.0 million.  Warrants to purchase 5,000 shares of our common stock were issued to the investor in connection with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share, valued at $17,000 and were expensed over the life of the note payable as interest expense.  The warrants expired in February 2009.  The note is currently in default.

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable is due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. The note is currently in default and is subject to a default interest rate of 13.5% per annum.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The effective date of the notes was December 31, 2008.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate.

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

Going Concern

In our Annual Report on Form 10-K for the year ended September 30, 2008, our independent registered public accounting firm included an explanatory paragraph in its report relating to our consolidated financial statements for the years ended September 30, 2008 and 2007, which states that we have experienced recurring losses from operations and have a substantial accumulated deficit.  These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comparison of the Three Months Ended December 31, 2008, to the Three Months Ended December 31, 2007

In the three months ended December 31, 2008 and 2007, we incurred net losses of approximately $164,000 and$437,000, respectively.

Revenues.  We had no revenues in the three months ended December 31, 2008 and 2007.

Cost of Sales.  Cost of sales was nil and $21,000 in the three months ended December 31, 2008 and 2007, respectively, as a result of inventory adjustments to the carrying value for unsalvageable fuel to net realizable value of nil.

Operating Expenses.  Operating expenses decreased to $160,000 in the three months ended December 31, 2008, from $392,000 in the three months ended December 31, 2007, due primarily to the impairment loss of $116,000 recognized in the prior year.  In response to management’s belief that the proprietary technology acquired in the September 2006 Exchange Agreement with Domestic Energy Partners, LLC (“DEP”) would not be ready for large-scale use in the near term, we recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  We subsequently entered into an Asset Purchase, Settlement, and Mutual Release Agreement with the former Members of DEP for them to assume the technology and related assets.  These former members also agreed to assume certain related liabilities, which reduced the overall impairment loss to $116,000.  The following table sets forth the calculation of the impairment loss for the three months ended December 31, 2007:

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

At September 30, 2008 and December 31, 2008, we have no inventory, property and equipment or intangible assets and as a result, during the three months ended December 31, 2008, we had no depreciation expense.  Depreciation and amortization expense during the three months ended December 31, 2007 was approximately $30,000.

Interest Expense.  Interest expense decreased from $24,000 in the prior year to $4,000 in the current year, due to additional interest expense related to settlement of the National convertible debenture in the prior year three month period.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of December 31, 2008, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the first fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of December 31, 2008, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On December 31, 2008, accounts payable due to The Otto Law Group, PLLC were assigned to certain other parties, and the Company entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of the Company’s common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of the Company’s common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010. The effective date of the notes was December 31, 2008 and the notes were convertible as of that date.

On December 31, 2008, accounts payable due to The Otto Law Group, PLLC were assigned to certain other parties, and the Company entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The effective date of the notes was December 31, 2008 and the notes were convertible as of that date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the period ended December 31, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2010                                                                                                           GEOBIO ENERGY, INC.

By:     /s/ Lance Miyatovich
           Lance Miyatovich
                                                                                                                                           Chief Executive Officer, Chief Financial Officer,
           and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.