Form 10-Q
period 2009-03-31
GeoBio Energy, Inc.
filed 2010-08-18
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Dexter Avenue North, Suite 100, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page
	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
		September 30, 2008………………………………………………….............………………………..........................	3
		Condensed Consolidated Statements of Operations
		(unaudited) for the three months ended
		March 31, 2009 and 2008 and for the period from inception
		to March 31, 2009……………………………………………………………………………...……….………..........	4
		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to March 31, 2009……………………………………..……....................................	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six
		months ended March 31, 2009 and 2008 and for the
		period from inception to March 31, 2009…………………………………………………………...........................	6
		Notes to Condensed Consolidated Financial Statements (unaudited)
	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations……………………………………………………………………………………….......	21
	Item 4	Controls and Procedures………………………………………………………………………………………............	24

Part II	Other Information
	Item 1	Legal Proceedings……………………………………………………………………………………………………....	24
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….…….............................	24
	Item 3	Defaults Upon Senior Securities……………………………………………………………………............................	24
	Item 4	Submission of Matters to a Vote of Security Holders……………………………………………...........................	24
	Item 5	Other Information…………………………………………………………………………………………….…..........	24
	Item 6	Exhibits……………………………………………………………………………………………………………...........	24

Signatures……………………………………………………………………………………………………………………………………………..............			25

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	September 30,
	2009	2008
	(amounts in thousands, except share and per share amounts)

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$637	$937
Notes payable, current	134	134
Advances payable to related parties	70	91
Total current liabilities	841	1,162

Notes payable, long-term, net of discount of $443 and $0, respectively	40	-

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized: no shares	-	-
issued and outstanding
Common stock and additional paid-in capital, $0.001 par value;
500,000,000 shares authorized: 66,940,953 and 41,107,619, issued
and outstanding at March 31, 2009 and September 30, 2008, respectively	20,769	20,160
Deficit accumulated during the development stage	(21,650)	(21,322)
Total stockholders' equity (deficit)	(881)	(1,162)
Total liabilities and stockholders' equity (deficit)	$-	$-

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008	From Inception (November 1, 2004) Through March 31, 2009
	(amounts in thousands, except share and per share amounts)
Sales	$-	$-	$-	$-	$12
Cost of sales	-	-	-	21	54
Gross profit (loss)	-	-		(21)	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	-	-	-	-	72
General and administrative	94	16,322	254	16,568	19,273
Depreciation	-	-	-	30	185
Impairment	-	1,469	-	1,585	1,585
Total operating expenses	94	17,791	254	18,183	21,308
Loss from operations	(94)	(17,791)	(254)	(18,204)	(21,350)
Interest expense	(70)	(31)	(74)	(55)	(300)
Net loss	$(164)	$(17,822)	$(328)	$(18,259)	$(21,650)
Net loss per common share - basic and diluted	$(0.00)	$(0.56)	$(0.01)	$(0.60)
Shares used in computing net loss per share -
basic and diluted	49,052,064	32,017,842	45,277,949	30,632,662

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Common Stock and Additional Paid-In Capital		Deficit Accum.
	Shares	Amount	During the Devel. Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	75,000	-	-	-
Net loss	-	-	(1)	(1)
Balance December 31, 2004	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	75,000	-	-	-
Net loss	-	-	(51)	(51)
Balance December 31, 2005	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	(162,500)	-	-	-
Common stock share from reverse split	1	-	-	-
Issuance of common stock upon conversion of note payable	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) in exchange for cash and property				-
contributed to DEP	5,250,000	291	-	291
Issuance of common stock in merger	21,750,000	-	-	-
Net loss	-	-	(422)	(422)
Balance September 30, 2006	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	48	-	48
Discount for beneficial conversion feature	-	14	-	14
Sale of units in private placement, net	377,500	679	-	679
Issuance of units in exchange for goods and services	67,500	135	-	135
Issuance of warrants for consulting services and director compensation	-	576	-	576
Net loss	-	-	(2,367)	(2,367)
Balance September 30, 2007	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	44,000	220	-	220
Common stock received from DEP in exchange for property and liabilities	(14,255,500)	-	-	-
Issuance of common stock and warrants to consultants for services	17,330,000	15,690	-	15,690
Issuance of common stock for extension of due-date for note payable	125,000	75	-	75
Issuance of common stock to an employee for amounts owed	200,000	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	450,000	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	5,875,000	1,469	-	1,469
Issuance of common stock to a consultant for services	100,000	30	-	30
Issuance of common stock in settlement of accounts payable to a consultant for financial advisory services fees	294,118	50	-	50
Issuance of warrants to officer	-	130	-	130
Issuance of warrants for services and placement fees in connection with private placement	-	51	-	51
Net loss	-	-	(18,481)	(18,481)
Balance September 30, 2008	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	1,000,000	53	-	53
Beneficial conversion feature of convertible liabilities	-	509	-	509
Stockholder payment of expenses on behalf of company	-	22	-	22
Issuance of common stock on conversion of liabilities	20,333,334	25	-	25
Issuance of common stock pursuant to cashless exercise of warrant	4,500,000	-	-	-
Net loss			(328)	(328)
Balance March 31, 2009	66,940,953	$20,769	$(21,650)	$(881)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008	From Inception (November 1, 2004) through March 31, 2009
	(amounts in thousands)
Cash Flows From Operating Activities
Net Loss	$(328)	$(18,259)	$(21,650)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	30	193
Amortization of debt discount	65	8	144
Non-cash stock-based compensation for consulting, director fees and other expenses	53	16,096	16,813
Non-cash expense for bad debt reserve and carrying value of inventory	-	25	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	1,585	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	29	-
Employee advances	-	1	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	188	321	1,427
Net cash used in operating activities	(22)	(164)	(1,400)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances from related parties for company expenses, net	-	66	318
Stockholder payment of expenses on behalf of Company	22	-	22
Borrowings on notes payable	-	-	282
Proceeds from sale of units in private placement, net	-	-	755
Borrowings on related party notes payable	-	-	500
Net cash provided by financing activities	22	66	1,877
Net Change In Cash	-	(98)	-
Cash, beginning of period	-	98	-
Cash, end of period	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$23	$-	$23
Shares issued on conversion of liabilities	$25	$50	$75
Conversion of accounts payable to notes payable	$484	$-	$484
Beneficial conversion feature of convertible liabilities	$509	$-	$993
Conversion of Tatum, LLC accounts payable to note payable	$-	$28	$28
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47

Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$ -	$ 36	$ 36
Disposition of advances	$ -	$ 6	$ 6
Disposition of deposits	$ -	$ 6	$ 6
Disposition of property and equipment	$ -	$ 409	$ 409
Settlement of payroll obligations	$ -	$ (261)	$ (261)
Settlement of related party payable and interest payable	$ -	$ (80)	$ (80)
Conversion of note payable and accrued interest to common stock	$ -	$ (220)	$ (220)
Issuance of common stock for note payable extension fee	$ -	$ (75)	$ (75)

 See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
For the three and six months ended March 31, 2009 and 2008 and for the period from inception to March 31, 2009 (Unaudited)

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

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP.  On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of their interest in DEP.  See Note 5.

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired. See Note 4.

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

Note 2:  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, we had a deficit accumulated during the development stage of approximately $21.7 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At March 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.8 million and no cash.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3.  Summary of Critical Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2009 are not necessarily indicative of the results for the year ending September 30, 2009 or for any future period.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded as of March 31 (in thousands):

	2009	2008
Warrants	2,395	1,700
Options	33	33
Convertible debentures	8,080,037	37
Total	8,082,465	1,770

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of March 31, 2009. We valued the beneficial conversion feature at $160,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.0001.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of March 31, 2009.  We valued the beneficial conversion feature at $324,000 and recorded a discount on the debenture.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

See further discussion regarding warrants at Notes 7 and 8.

Reclassifications — Certain reclassifications have been made to prior period financial statements in order to conform to the current period’s presentation.

Note 4.   GeoAlgae Transaction

In March 2008, we completed our Share Exchange with GeoAlgae, pursuant to the terms of the Amendment and as a result we acquired GeoAlgae as a wholly owned subsidiary. We issued 5,875,000 shares of our common stock, valued at $0.25 per share based on an average of closing market price for our common stock for three days before and three days after the effective date of March 18, 2008, to shareholders of GeoAlgae for a total purchase price of approximately $1,469,000.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. In 2008, the intangible assets related to the GeoAlgae acquisition were deemed to be entirely impaired and an impairment loss of $1,469,000 was recorded. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.  No pro forma results of operations were presented related to this business acquisition as GeoAlgae had no operations prior to the acquisition.

Note 5.  Impairment on DEP Disposition

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

At March 31, 2009 and September 30, 2008, we have no inventory, property and equipment or intangible assets.

Note 6.  EnviroPlastics Share Exchange Agreement

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

Note 7.  Notes Payable

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

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The intrinsic value (i.e. the market value of the stock less the conversion price multiplied by the number of shares to be issued on conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000. During the three months ended March 31, 2009, we recorded amortization of the beneficial conversion feature of $13,000 as interest expense.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of March 31, 2009.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The intrinsic value (i.e. the market value of the stock less the conversion price multiplied by the number of shares to be issued on conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  During the three months ended March 31, 2009, we recorded amortization of the beneficial conversion feature of $27,000 as interest expense.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of March 31, 2009.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

Note 8.  Stockholders’ Equity (Deficit)

Preferred Stock

On June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 shares of no par value preferred stock to 100,000,000, but none have been issued as of March 31, 2009.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

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

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, PLLC, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

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

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 7, Notes Payable.

In November 2007, we issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share accounted for as a conversion of the $220,000 note payable and related accrued interest to National into shares of our common stock.  In March 2008, we issued an additional 450,000 shares of common stock to National as part of a settlement.  See Note 7, Notes Payable.

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

In February 2008, we obtained an extension of the Baer note payable in exchange for 125,000 shares of our common stock valued at $0.60 per share totaling $75,000. See Note 7, Notes Payable.

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

In March 2008, we issued 294,118 shares of our common stock to Thomas Lloyd Capital in settlement of a placement and advisory services agreement (see further discussion at Note 11 - Commitments and Contingencies – Thomas Lloyd).  The shares were valued at $0.17 per share for a total of $50,000. We also issued 715,627 warrants to purchase shares of our common stock at an exercise price of $0.17 per share, which were valued at $0.17 per warrant. The common stock and the warrants were valued at the 10 day trailing volume weighted average closing price immediately prior to May 10, 2008 (the settlement agreement date) which was $0.17. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  exercise price of $0.17, volatility of 213%, a risk-free interest rate of 2.99%, expected term of five years and 0% dividend yield, resulting in a value of $0.17 per warrant. We recorded approximately $51,000 to general and administrative expenses in the twelve months ended September 30, 2008 related to the fair value of warrants to purchase 300,000 shares of our common stock, which was determined to be for consulting services.  The fair value of approximately $71,000 related to the remaining warrants to purchase 415,627 shares of our common stock was determined to relate to placement services and was recorded to common stock and additional paid in capital in the twelve months ended September 30, 2008.

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

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share, which was expensed as general and administrative expense in the quarter ended December 31, 2008.  In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  The fair value of approximately $44,000 related to the warrants was recorded to general and administrative expense in the quarter ended December 31, 2008.  In January 2009, we issued 4,500,000 shares pursuant to the exercise of this warrant on a cashless basis.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

In January 2009, $11,000 of accounts payable due to related parties was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.0045.  The intrinsic value (i.e. the market value of the stock less the conversion price multiplied by the number of shares to be issued on conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $11,000 was recorded as interest expense in the three months ended March 31, 2009.

In February 2009, $12,000 of accounts payable due to related parties was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.005. The intrinsic value (i.e. the market value of the stock less the conversion price multiplied by the number of shares to be issued on conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $12,000 was recorded as interest expense in the three months ended March 31, 2009.

During the three months ended March 31, 2009, an additional aggregate of approximately $1,500 of accounts payable due to Otto Law Group, PLLC, a related party, were assigned to related parties and was converted to 15,333,334 shares of common stock pursuant to an agreement at a conversion rate of $0.0001.  The intrinsic value (i.e. the market value of the stock less the conversion price multiplied by the number of shares to be issued on conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded  related to the convertible liability of approximately $1,500 was recorded as interest expense in the three months ended March 31, 2009.

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

There was no option activity during the three and six months ended March 31, 2009 or 2008.  There are a total of 33,333 vested options outstanding, with a weighted average exercise price of $2.65 per share and grant date fair value of $2.65 per share and 1,150,000 shares were available for future grants or awards under our Equity Incentive Plan.

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

            As of March 31, 2009, we had nil of total unrecognized compensation cost related to unvested stock options.

The intrinsic value of stock options outstanding and exercisable was nil at March 31, 2009, based on the $0.006 closing market price of our common stock on that date. There were no options which vested during the three and six months ended March 31, 2009.

Warrants —As discussed above, in November 2008, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  We issued 4,500,000 shares of our common stock in January 2009 pursuant to the cashless exercise of these warrants.  In February 2009, a warrant to purchase 5,000 shares of our common stock previously issued in connection with the Sausalito note payable described in Note 7, Notes Payable, expired unexercised.

The warrants were evaluated under authoritative literature and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed to be equivalent to net-cash settlement provisions and are appropriately classified as equity.

The table below summarizes warrant activity during the six months ended March 31, 2009:

Warrants outstanding, September 30, 2008	2,700,443
Warrants expired	(5,000)
Warrants exercised	(5,000,000)
Warrants issued	5,000,000
Warrants cancelled	(300,000)
Warrants outstanding, March 31, 2009	2,395,443

Weighted average exercise price	$0.83

Note 9.   Related Party Transactions

David M. Otto, a principal at The Otto Law Group, PLLC, is a director of the Company.  We recorded approximately $75,000 (including finance charges of $11,000) and $150,000 in legal fees to The Otto Law Group, PLLC for the three months ended March 31, 2009 and 2008, respectively, and approximately $174,000 (including finance charges of $16,000) and $193,000 for the six months ended March 31, 2009 and 2008, respectively.  We have recorded approximately $717,000 in legal fees to the Otto Law Group for the period from inception to March 31, 2009 as general and administrative expenses.  At March 31, 2009 and September 30, 2008, approximately $72,000 and $463,000 in fees due to the Otto Law Group were unpaid, respectively.

On December 31, 2008, accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010. The effective date of the notes was December 31, 2008.   See Note 7, Notes Payable.

On December 31, 2008, accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the date of the notes, which were dated from April 6, 2010 to June 22, 2010. The effective date of the notes was December 31, 2008. See Note 7, Notes Payable.

As of March 31, 2009, related party advances and accrued interest totaled approximately $70,000.  In the year ended September 30, 2008, a director had advanced us a net amount of approximately $4,000 and two other parties related to a director advanced us an aggregate amount of approximately $86,000 in order to pay our expenses.  All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $3,000 are included in advances payable. We intend to repay the advances.  In December 2008, $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 8.

In March 2008, we issued our former consulting CFO, Allen Perron, a ten-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 214%, risk free interest rate of 3.83%, dividend yield of 0%, expected term of 10 years, stock price of $0.13, resulting in a value of $130,000, which was recorded as general and administrative expense during the three months ended March 31, 2008.   In addition, Mr. Perron has delayed payment of $53,000, which has been included in accounts payable and accrued expenses at March 31, 2009 and September 30, 2008 until we have a financing of $100,000 or more.

Note 10.  Income Taxes

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

Note 11.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, we filed a complaint against our former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  We intend to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of March 31, 2009 or September 30, 2008.

Thomas Lloyd Capital

We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock, during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying condensed consolidated financial statements as of March 31, 2009 or September 30, 2008 as the closing of such financing was not probable at such date.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Note 12.  Subsequent Events

Reduction of accounts payable

As discussed in Note 7, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.    During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

As discussed in Note 7, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

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

During the six months ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock.  The value of the accounts payable and related conversion price is currently being finalized by these related parties.  During the six months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

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

Employment Agreements

    Lance Miyatovich - On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2009, we had a deficit accumulated during the development stage of approximately $21.7 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At March 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.8 million and no cash.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $22,000 and $164,000 in our operating activities in the six months ended March 31, 2009 and 2008 and the period from inception to March 31, 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting and other expenses and the net change in operating assets and liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the six months ended March 31, 2009 and 2008.

Our financing activities provided cash of approximately $22,000 and $66,000 in the six months ended March 31, 2009 and 2008, respectively.  Changes in cash from financing activities are primarily stockholder contributions to pay company expenses and related party advances.

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

Comparison of the Three and Six Months Ended March 31, 2009, to the Three and Six Months Ended March 31, 2008

In the three months ended March 31, 2009 and 2008, we incurred net losses of approximately $164,000 and $17,822,000.  In the six months ended March 31, 2009 and 2008, we incurred net losses of approximately $328,000 and $18,259,000, respectively.

Revenues.  We had no revenues in the three and six months ended March 31, 2009 and 2008.

Cost of Sales.  Cost of sales was nil in the three months ended March 31, 2009 and 2008.  Cost of sales was nil and $21, 000 in the six months ended March 31, 2009 and 2008, respectively.

Operating Expenses.  Operating expenses decreased to $94,000 in the three months ended March 31, 2009, from $17,791,000 in the three months ended March 31, 2008, due primarily to non-recurring general and administrative expenses in 2008 related to shares issued to consultants for investor and market communications services valued at $9.3 million, shares issued to consultants for services for the implementation of our revised business plan, valued at $6.4 million, and shares issued for settlement of prior disagreements, valued at approximately $236,000.  In addition, in response to management’s belief that the proprietary technology acquired in the September 2006 Exchange Agreement with Domestic Energy Partners, LLC (“DEP”) would not be ready for large-scale use in the near term, we recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  We subsequently entered into an Asset Purchase, Settlement, and Mutual Release Agreement with the former Members of DEP for them to assume the technology and related assets.  These former members also agreed to assume certain related liabilities, which reduced the overall impairment loss to$116,000.  The following table sets forth the calculation of the impairment loss as of the first quarter of fiscal 2008:

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

At September 30, 2008 and March 31, 2009, we have no inventory, property and equipment or intangible assets and as a result, during the three and six months ended March 31, 2009 we had no depreciation or amortization expense.  Depreciation and amortization expense during the six months ended March 31, 2008 was $30,000.

Interest Expense.  Interest expense increased from $31,000 in the prior year three month period to $70,000 in the current year three month period, due to amortization of the beneficial conversion feature related to convertible liabilities.  Interest expense for the six months ended March 31, 2009 and 2008 was $74,000 and $55,000, respectively, with the increase due to amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, $11,000 of accounts payable was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.0045.

In February $12,000 of accounts payable was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.005.

During the three months ended March 31, 2009, an additional aggregate of $1,500 of accounts payable was converted to 15,333,334 shares of common stock pursuant to an agreement at a conversion rate of $0.0001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the periods ended March 31, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 2010                                                                                                           GEOBIO ENERGY, INC.

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