Form 10-Q
period 2009-06-30
GeoBio Energy, Inc.
filed 2010-08-19
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page
	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
		September 30, 2008…………………………………………………………………………………………………............	3
		Condensed Consolidated Statements of Operations
		(unaudited) for the three months and nine months ended
		June 30, 2009 and 2008 and for the period from inception
		to June 30, 2009……………………………………………………………………………...……….………......................	4
		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to June 30, 2009……………………………………..………............................................	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
		months ended June 30, 2009 and 2008 and for the
		period from inception to June 30, 2009…………………………………………………………......................................	7
		Notes to Condensed Consolidated Financial Statements (unaudited) ……...................................................................	9
	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations………………………………………………………………………………………...............	22
	Item 4	Controls and Procedures…………………………………………………………………………………………….............	25

Part II	Other Information
	Item 1	Legal Proceedings……………………………………………………………………………………………........................	25
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….……….................................	25
	Item 3	Defaults Upon Senior Securities………………………………………………………………………………....................	25
	Item 4	Submission of Matters to a Vote of Security Holders…………………………………………………............................	25
	Item 5	Other Information…………………………………………………………………………………………….……................	25
	Item 6	Exhibits………………………………………………………………………………………………………………………...	25

Signatures……………………………………………………………………………………………………………………………………….......			26

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	September 30,
	2009	2008
	(in thousands, except share amounts)
ASSETS
Current Assets
Cash	$55	$-
Total current assets	55	-
Total assets	$55	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$579	$937
Notes payable, current portion	134	134
Advances payable to related parties	70	91
Total current liabilities	783	1,162

Notes payable, long-term, net of discount of $404 and $0, respectively	223	-

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value; 100,000,000 shares authorized; 5,000,000 and none issued and outstanding at June 30, 2009
and September 30, 2008, respectively	20	-
Common stock and additional paid-in capital, $0.001 par value;
5,000,000,000 shares authorized: 595,807,619 and 41,107,619 issued
and outstanding at June 30, 2009 and September 30, 2008, respectively	20,947	20,160
Deficit accumulated during the development stage	(21,918)	(21,322)
Total stockholders' equity (deficit)	(951)	(1,162)
Total liabilities and stockholders' equity (deficit)	$55	$-

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008	From Inception (November 1, 2004) Through June 30, 2009
	(in thousands, except share and per share amounts)
Sales	$-	$-	$-	$-	$12
Cost of sales, including inventory write-down	-	-	-	21	54
Gross profit (loss)	-	-		(21)	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	16	-	16	-	88
General and administrative	117	57	371	16,625	19,390
Depreciation and amortization	-	-	-	30	185
Impairment	-	-	-	1,585	1,585
Total operating expenses	133	57	387	18,240	21,441
Loss from operations	(133)	(57)	(387)	(18,261)	(21,483)
Interest expense	(135)	(28)	(209)	(83)	(435)
Net loss	$(268)	$(85)	$(596)	$(18,344)	$(21,918)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.54)
Shares used in computing net loss per share -
basic and diluted	268,637,656	41,107,619	119,731,184	34,111,571

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Unaudited)

	Preferred Stock and Additional Paid-in Capital		Common Stock and Additional Paid-In Capital		Deficit Accum.
	Shares	Amount	Shares	Amount	During the Devel. Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(162,500)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) in						-
exchange for cash and property contributed to DEP	-	-	5,250,000	291	-	291
Issuance of common stock in merger	-	-	21,750,000	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	377,500	679	-	679
Issuance of units in exchange for goods and services	-	-	67,500	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	44,000	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(14,255,500)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	17,330,000	15,690	-	15,690
Issuance of common stock for extension of due-date for note payable	-	-	125,000	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	200,000	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	450,000	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	5,875,000	1,469	-	1,469
Issuance of common stok to a consultant for services	-	-	100,000	30	-	30
Issuance of common stock in settlement of accounts payable to a consultant for financial
advisory services fees	-	-	294,118	50	-	50

Issuance of warrants to officer	-	-	-	130	-	130
Issuance of warrants for services and placement fees in connection with private placement	-	-		51	-	51
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	1,000,000	53	-	53
Beneficial conversion feature of convertible liabilities	-	-	-	598	-	598
Stockholder payment of expenses on behalf of the Company	-	-	-	22	-	22
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of liabilities	-	-	549,200,000	114	-	114
Issuance of common stock pursuant to cashless exercise of warrant	-	-	4,500,000	-	-	-
Net loss	-	-	-	-	(596)	(596)
Balance June 30, 2009	5,000,000	$20	595,807,619	$20,947	$(21,918)	$(951)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008	From Inception (November 1, 2004) through June 30, 2009
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(596)	$(18,344)	$(21,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	30	193
Amortization of debt discount	194	9	273
Non-cash stock-based compensation related to consulting, director fees and other expenses	53	16,096	16,813
Non-cash expense for bad debt reserve and write-down of inventory	-	25	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	1,585	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	58	-
Employee advances	-	1	(6)
Deposits	-	20	(6)
Accounts payable and accrued expenses	239	356	1,478
Net cash used in operating activities	(110)	(164)	(1,488)
Cash Flows From Investing Activities:
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances from related parties for company expenses and related accrued interest, net	-	66	317
Stockholder payment of expenses on behalf of the Company	22	-	22
Borrowings on notes payable	143	-	426
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes payable	-	-	500
Net cash provided by financing activities	165	66	2,020
Net Change In Cash	55	(98)	55
Cash, beginning of period	-	98	-
Cash, end of period	$55	$-	$55

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$23	$-	$23
Shares issued on conversion of liabilities	$114	$50	$164
Conversion of accounts payable to notes payable	$484	$-	$484
Beneficial conversion feature of convertible liabilities	$598	$-	$598
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$36	$36
Disposition of advances	$-	$6	$6
Disposition of deposits	$-	$6	$6
Disposition of property and equipment	$-	$409	$409
Settlement of payroll obligations	$-	$(261)	$(261)
Settlement of related party payable and interest payable	$-	$(80)	$(80)

Conversion of note payable and related accrued interest to common stock	$-	$(220)	$(220)
Issuance of common stock for note payable extension fee	$-	$(75)	$(75)
Preferred shares issued for the payment of accounts payable	$20	$-	$20
Conversion of Tatum, LLC accounts payable to note payable	$-	$28	$28

 See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended June 30, 2009 and 2008 and for the period from inception to June 30, 2009 (Unaudited)

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

Note 2:  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, we had a deficit accumulated during the development stage of approximately $21.9 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors. The further development of our business will require capital. At June 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.7 million and $55,000 in cash.   These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3.  Summary of Critical Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2008, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2009 are not necessarily indicative of the results for the year ending September 30, 2009 or for any future period.

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

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (in thousands) as of June 30:

	2009	2008
Warrants	2,395	2,700
Options	33	33
Convertible debentures	8,080,037	37
Total	8,082,465	2,770

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was$160,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.0001.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date thus have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

See further discussion regarding warrants at Notes 7 and 8.

     Fair Value of Financial Instruments — The carrying value of cash, accounts payable and accrued expenses, current notes payable, and advances payable - related parties approximate their fair value because of the short-term nature of these instruments. The carrying value of the BNA Holdings note payable approximates its fair value because the interest rate of the note approximates market interest rates.  The fair value of the other long-term notes payable is not determinable due to the unique nature of the terms associated with the notes.

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

At June 30, 2009 and September 30, 2008, we have no inventory, property and equipment or intangible assets.

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

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date thus have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.  During the three and nine months ended June 30, 2009, we recorded amortization of the beneficial conversion feature of $13,000 and $26,000, respectively, as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324, 000.  During the three and nine months ended June 30, 2009, we recorded amortization of the beneficial conversion feature of $27,000 and $54,000, respectively. Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

BNA Holdings, LLC Convertible Bridge Loan

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  During the three months ended June 30, 2009, we received an aggregate of $143,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  We received an additional aggregate of $80,000 from BNA Holdings, LLC in July 2009 pursuant to the terms of this agreement (See Note 12, Subsequent Events). The Company has the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share beginning April 7, 2010.

Note 8.  Stockholders’ Equity (Deficit)

Preferred Stock

On June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 shares of no par value preferred stock to 100,000,000.  This class of stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

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

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

Common Stock

On March 31, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.  Then, on June 9, 2009, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000. On January 25 ,2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.

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

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 7 – Notes Payable.

In November 2007, we issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share were accounted for as a conversion of the $220,000 note payable and related accrued interest to National into shares of our common stock.  In March 2008, we issued an additional 450,000 shares of common stock to National as part of a settlement.  See Note 7 – Notes Payable.

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

In February 2008, we obtained an extension of the Baer note payable in exchange for 125,000 shares of our common stock valued at $0.60 per share totaling $75,000. See Note 7 – Notes Payable.

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

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share, which was expensed as general and administrative expense in the first quarter of fiscal 2009.  In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.   The fair value of approximately $44,000 related to the warrants was recorded to general and administrative expense in the first quarter of fiscal 2009.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

In January 2009, $11,000 of accounts payable due to a related party was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.0045.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $11,000 was recorded as interest expense in the three months ended March 31, 2009.

In February 2009, $12,000 of accounts payable due to a related party was converted into 2,500,000 shares of our common stock pursuant to an agreement at a conversion rate of $0.005. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $12,000 was recorded as interest expense in the three months ended March 31, 2009.

During the three months ended March 31, 2009, an additional aggregate of approximately $1,500 of accounts payable due to Otto Law Group, PLLC, a related party, were assigned to related parties and was converted to 15,333,334 shares of our common stock pursuant to an agreement at a conversion rate of $0.0001.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $1,500 was recorded as interest expense in the three months ended March 31, 2009.

In May and June 2009, we issued an aggregate of 15,000,000 shares of our common stock upon conversion of accounts payable to related parties of $15,000 pursuant to an agreement at a conversion rate of $0.001 and 55,000,000 shares of our common stock upon conversion of accounts payable to related parties of approximately $28,000 pursuant to an agreement at a conversion rate of $0.0005. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability in the aggregate amount of $43,000 was recorded as interest expense in the three months ended June 30, 2009.

During the three months ended June 30, 2009, an additional aggregate of $46,000 of accounts payable due to related parties was converted to 458,866,666 shares of our common stock pursuant to an agreement at a conversion rate of $0.0001.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $46,000 was recorded as interest expense in the three months ended June 30, 2009.

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

At June 30, 2009, there were options to purchase up to 33,333 shares of our common stock outstanding and 1,150,000 shares were available for future grants or awards under our Equity Incentive Plan. There was no option activity during the three and nine months ended June 30, 2009 or 2008.  There are a total of 33,333 vested options outstanding, with a weighted average exercise price of $2.65 per share and grant date fair value of $2.65 per share.

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

            As of June 30, 2009, we had nil of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The intrinsic value of stock options outstanding and exercisable was nil at June 30, 2009, based on the $0.002 closing market price of our common stock on that date. There were no options which vested during the three and nine months ended June 30, 2009.

Warrants —As discussed above, in November 2008, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  The warrants were valued at approximately $44,000 under the Black-Scholes model with the following weighted average assumptions:  stock price of $0.009, 5 year expected term, volatility of 192%, risk-free rate of 2.06% and expected dividend yield of 0.0%, and recorded to general and administrative expense during the first quarter of fiscal 2009.  The result of accounting for the modification was immaterial. We issued 4,500,000 shares of our common stock in January 2009 pursuant to the cashless exercise of these warrants.  In February 2009, a warrant to purchase 5,000 shares of our common stock previously issued in connection with the Sausalito note payable described in Note 7, Notes Payable, expired unexercised.

The following table summarizes warrant activity during the nine months ended June 30, 2009:

Warrants outstanding, September 30, 2008	2,700,443
Warrants expired	(5,000)
Warrants exercised	(5,000,000)
Warrants issued	5,000,000
Warrants cancelled	(300,000)
Warrants outstanding, June, 30, 2009	2,395,443

Weighted average exercise price	$0.83

Note 9.   Related Party Transactions

David M. Otto, a principal at The Otto Law Group, PLLC, was a director of the Company through July 15, 2009.  We recorded approximately $99,000 (including finance charges of $7,000) and nil in legal fees to The Otto Law Group, PLLC for the three months ended June 30, 2009 and 2008, respectively, and approximately $273,000 (including finance charges of $33,000), $193,000 and $816,000 for the six months ended June 30, 2009 and 2008, and for the period from inception to June 30, 2009, respectively, as general and administrative expenses.  At June 30, 2009 and September 30, 2008, approximately $53,000 and $463,000 in fees were unpaid, respectively.

On December 31, 2008, accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010. The effective date of the notes was December 31, 2008 and thus they have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009.  On December 31, 2008, additional accounts payable due to The Otto Law Group were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The effective date of the notes was December 31, 2008 and thus they have been included in notes payable on the condensed consolidated balance sheet as of June 30, 2009.  See Note 7, Notes Payable.

As of June 30, 2009, related party advances and accrued interest totaled approximately $70,000.  In the year ended September 30, 2008, a director had advanced us a net amount of approximately $4,000 and two other parties related to a director advanced us an aggregate amount of approximately $86,000 in order to pay our expenses.  All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $3,000 are included in advances payable. We intend to repay the advances.  In December 2008, $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 8.

In March 2008, we issued our former consulting CFO, Allen Perron, a ten-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 214%, risk free interest rate of 3.83%, dividend yield of 0%, expected term of 10 years, stock price of $0.13, resulting in a value of $130,000, which was recorded as general and administrative expense during the three months ended March 31, 2008.   In addition, Mr. Perron has delayed payment of $53,000, which has been included in accounts payable and accrued expenses at June 30, 2009 and September 30, 2008 until we have a financing of $100,000 or more.

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

Note 11.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, we filed a complaint against our former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  We intend to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of June 30, 2009 or September 30, 2008.

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

Note 12 — Subsequent Events

On January 25, 2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.

As discussed in Note 5, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

As discussed in Note 5, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

During the three months ended September 30, 2009, certain accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 853,000,000 shares of our common stock.  The value of the accounts payable and related conversion price is currently being finalized by these related parties.  During the six months ended June 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

BNA Holdings, LLC Convertible Bridge Loan

  We received an additional aggregate of $80,000 from BNA Holdings, LLC in July 2009 pursuant to the terms of this agreement (See Note 5).

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

Liquidity, Capital Resources and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2009, we had a deficit accumulated in the development stage of approximately $21.9 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  At June 30, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $0.7 million and $55,000 in cash.   Our operating expenses will consume a material amount of our cash resources.    These conditions raise substantial doubt about our ability to continue as a going concern.

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing, or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, including the acquisitions of Collins and H&M in September and the proposed acquisition of Magna shortly thereafter, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities

Discussion of Cash Flows

We used cash of approximately $110,000 and $164,000 in our operating activities in the nine months ended June 30, 2009 and 2008, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the nine months ended June 30, 2009 and 2008, respectively.

Our financing activities provided cash of approximately $165,000 and $66,000 in the nine months ended June 30, 2009 and 2008, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder contributions to capital, and proceeds from issuance of notes payable.

Recent Financing Activities

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  During the three months ended June 30, 2009, we received an aggregate of $143,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  In July 2010, we received an additional $80,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  The Company has the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share beginning April 7, 2010.

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

Comparison of the Three and Nine Months Ended June 30, 2009, to the Three and Nine Months Ended June 30, 2008

In the three months ended June 30, 2009 and 2008, we incurred net losses of approximately $268,000 and $85,000.  In the nine months ended June 30, 2009 and 2008, we incurred net losses of approximately $596,000 and $18,344,000, respectively.

Revenues.  We had no revenues in the three and nine months ended June 30, 2009 and 2008.

Cost of Sales.  Cost of sales was nil in the three months ended June 30, 2009 and 2008.  Cost of sales was nil for the nine months ended June 30, 2009 and $21,000 for the nine months ended June 30, 2008 as a result of inventory adjustments to the carrying value for unsalvageable fuel to net realizable value of nil.

Operating Expenses.  Operating expenses increased to $133,000 in the three months ended June 30, 2009, from $57,000 in the three months ended June 30, 2008, due primarily to approximately $99,000 (including finance charges of $7,000) in legal fees recorded in the current year three month period as compared to no legal fees recorded in the prior year three month period.  Operating expenses decreased to $387,000 in the nine months ended June 30, 2009, from $18,240,000 in the nine months ended June 30, 2008, due to non-recurring general and administrative expenses in 2008 related to shares issued to consultants for investor and market communications services valued at $9.3 million, shares issued to consultants for services for the implementation of our revised business plan, valued at $6.4 million, and shares issued for settlement of prior disagreements, valued at approximately $236,000.  In addition, in response to management’s belief that the proprietary technology acquired in the September 2006 Exchange Agreement with Domestic Energy Partners, LLC (“DEP”) would not be ready for large-scale use in the near term, we recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  We subsequently entered into an Asset Purchase, Settlement, and Mutual Release Agreement with the former Members of DEP for them to assume the technology and related assets.  These former members also agreed to assume certain related liabilities, which reduced the overall impairment loss to $116,000.  The following table sets forth the calculation of the impairment loss for the first quarter of fiscal 2008:

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

At September 30, 2008 and June 30, 2009, we have no inventory, property and equipment or intangible assets and as a result, during the three and nine months ended June 30, 2009 we had no depreciation or amortization expense.  Depreciation and amortization expense during the nine months ended June 30, 2008 was $30,000.

Interest Expense.  Interest expense increased from $28,000 and $83,000 in the prior year three and six month periods, respectively, to $135,000 and $209,000 in the current year three and six month periods, respectively, with the increase due to additional interest expense related to amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May and June 2009, we issued an aggregate of 15,000,000 shares of our common stock upon conversion of accounts payable of $15,000 pursuant to an agreement at a conversion rate of $0.001 and 55,000,000 shares of our common stock upon conversion of accounts payable to related parties of approximately $28,000 at a conversion rate of $0.0005.

During the three months ended June 30, 2009, an additional aggregate of $46,000 of accounts payable was converted to 458,866,666 shares of our common stock pursuant to an agreement at a conversion rate of $0.0001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the periods ended June 30, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2010                                                                                                           GEOBIO ENERGY, INC.

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