Form 10-K
period 2009-09-30
GeoBio Energy, Inc.
filed 2010-08-24
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $365,600 as of March 31, 2009 based upon the closing price of $0.006 per share reported on that date.   Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of August 20, 2010, there were 11,573,807,619 shares of the Registrant’s $0.001 par value common stock outstanding.

GEOBIO ENERGY, INC.

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

Recent Developments

18KT – TV Communications

In July 2010, we entered into an agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share for prior investor relations services.

Reduction of accounts payable and advances payable to related parties

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.    The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion rate.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010.    The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During April through July2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.

 The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $118, 000.  This amount was recorded in full as interest expense during the nine months ended June 30, 2010.

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

Related Party Promissory Notes

In January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011. The default rate of interest is 10%.

In January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011.  The default rate of interest is 10%.

 In March 2010, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

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

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company upon closing of the transactions relating to the acquisition of H&M Precision Products, Inc., at an annual salary of $300,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon the closing of certain transactions relating to the acquisition of H&M Precision Products, Inc.,at an annual salary of $225,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company upon the closing of certain transactions relating to the acquisition of H&M Precision Products, Inc., at an annual salary of $225,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  Our corporate headquarters are located at 1100 Dexter Avenue North, Suite 100, Seattle, Washington 98109.

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

Our common stock is traded in the Pink Over-the-Counter Markets, Inc. under the symbol “GBOE”.  Our common stock was previously traded on the Over-the-Counter Bulletin Board market and was previously quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “GBOE.”  The following table represents the range of the high and the low closing prices, as quoted on the Pink Sheets or the OTC Bulletin Board, as applicable, for each fiscal quarter for the fiscal years ended September 30, 2009 and 2008.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  In February 2008, we amended our Amended and Restated Articles of Incorporation to change our name from Better Biodiesel, Inc. to GeoBio Energy, Inc.

	HIGH BID	LOW BID
Fiscal year ended September 30, 2008
December 31, 2007	$1.98	$0.51
March 31, 2008	1.89	0.11
June 30, 2008	0.30	0.03
September 30, 2008	0.02	0.01

Fiscal year ended September 30, 2009
December 31, 2008	$0.02	$0.00
March 31, 2009	0.02	0.00
June 30, 2009	0.01	0.00
September 30, 2009	0.00	0.00

As of August 20, 2010, we had 11,573,807,619 shares of common stock issued and outstanding and had 91 stockholders of record.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

In July 2009, we issued 853,000,000 shares of our common stock upon conversion of accounts payable of $85,000 at a conversion rate of $0.0001.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

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

Liquidity, Going Concern and Capital Resources

As of September 30, 2009, we had a deficit accumulated during the development stage of approximately $22.5 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.0 million as of September 30, 2009 and we have no cash or other assets. We have received an opinion for the fiscal years ended September 30, 2009 and 2008 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Discussion of Cash Flows

We used cash of approximately $247,000 and $189,000 in our operating activities in the years ended September 30, 2009 and 2008, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the years ended September 30, 2009 and 2008, respectively.

Our financing activities provided cash of approximately $247,000 and $91,000 in the years ended September 30, 2009 and 2008, respectively.  Changes in cash from financing activities are proceeds from related party advances, stockholder payment of expenses and proceeds from issuance of notes payable.

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.    The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.   Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In April through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

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

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share, beginning April 7, 2010.  In August 2010, this convertible note was converted into 446,000 shares of our common stock.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

During the fiscal year ended September 30, 2009, accounts payable in the aggregate amount of approximately $176,000 due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $176, 000.  In addition, during the year ended September 30, 2009, $23,750 in advances due to Joseph Martin, LLC, a related party, were converted to accounts payable and then converted to 5,000,000 shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $23,750.  During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $118,000.

In January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011. The default rate of interest is 10%.

In January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011.  The default rate of interest is 10%.

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

Summary

We are dependent on existing cash resources and external sources of financing to meet our working capital needs.  Current sources of liquidity are insufficient to provide for budgeted and anticipated working capital requirements.  We will therefore be required to seek additional financing to satisfy our working capital requirements.  No assurances can be given that such capital will be available to us on acceptable terms, if at all.  In addition to equity financing and strategic investments, we may seek additional related party loans.  If we are unable to obtain any such additional financing or if such financing cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which would adversely affect our ability to generate future revenues and may force us to curtail or cease our operating activities. These conditions give rise to substantial doubt about our ability to continue as a going concern.  Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

In the years ended September 30, 2009 and 2008, we incurred net losses of approximately $1,188,000 and $18,481,000, respectively.

Revenues.  We had no revenues in the years ended September 30, 2009 and 2008.

Cost of Sales.  Cost of sales was nil for the year ended September 30, 2009.  Cost of sales was $21,000 for the year ended September 30, 2008 as a result of inventory adjustments to the carrying value for unsalvageable fuel to net realizable value of nil.

Operating Expenses.  Operating expenses decreased to $840,000 in the year ended September 30, 2009, from $18,353,000 in the year ended September 30, 2008, due to non-recurring general and administrative expenses in 2008 related to shares issued to consultants for investor and market communications services valued at $9.3 million, shares issued to consultants for services for the implementation of our revised business plan, valued at $6.4 million, and shares issued for settlement of prior disagreements, valued at approximately $236,000.  In addition, in response to management’s belief that the proprietary technology acquired in the September 2006 Exchange Agreement with Domestic Energy Partners, LLC (“DEP”) would not be ready for large-scale use in the near term, we recorded a loss from impairment of the assets related to such technology by adjusting their value to zero.  We subsequently entered into an Asset Purchase, Settlement, and Mutual Release Agreement with the former Members of DEP for them to assume the technology and related assets in December 2007.  These former members also agreed to assume certain related liabilities, which reduced the overall impairment loss to$116,000.  The following table sets forth the calculation of the impairment loss during fiscal 2008:

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

At September 30, 2009 and 2008, we have no inventory, property and equipment or intangible assets.  Depreciation and amortization expense during the year ended September 30, 2008 was $30,000.

Interest Expense.  Interest expense increased from $107,000 in the prior year to $348,000 in the current year, due primarily to amortization of the beneficial conversion feature related to convertible liabilities.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeoBio Energy, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of GeoBio Energy, Inc. and Subsidiaries (a development stage company) ("the Company"), as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 1, 2004, (date of inception) through September 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoBio Energy, Inc. and Subsidiaries (a development stage company) as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period from November 1, 2004 (date of inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a deficit accumulated during the development stage of approximately $22.5 million and a working capital deficit of approximately $1.0 million as of September 30, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
August 24, 2010

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(in thousands, except share and per share amounts)

ASSETS	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$771	$937
Notes payable, current	134	134
Advances payable to related parties	68	91
Total current liabilities	973	1,162

Notes payable, net of discount of $409 and $0, respectively	348	-

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value; 100,000,000 shares authorized; 5,000,000 and no shares issued and outstanding at September 30, 2009
and 2008, respectively	20	-
Common stock and additional paid-in capital, $0.001 par value;
5,000,000,000 shares authorized: 1,448,807,619 and 41,107,619, issued
and outstanding at September 30, 2009 and 2008, respectively	21,169	20,160
Deficit accumulated during the development stage	(22,510)	(21,322)
Total stockholders' equity (deficit)	(1,321)	(1,162)
Total liabilities and stockholders' equity (deficit)	$-	$-

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception (November 1, 2004) Through September 30, 2009
	For the year ended September 30,
	2009	2008
	(in thousands, except share and per share amounts)
Sales	$-	$-	$12
Cost of sales	-	21	54
Gross profit (loss)		(21)	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	31	-	103
General and administrative	809	16,738	19,828
Depreciation and amortization	-	30	185
Impairment	-	1,585	1,585
Total operating expenses	840	18,353	21,894
Loss from operations	(840)	(18,374)	(21,936)
Interest expense	(348)	(107)	(574)
Net loss	$(1,188)	$(18,481)	$(22,510)
Net loss per common share - basic and diluted	$(0.00)	$(0.52)
Shares used in computing net loss per share -
basic and diluted	426,473,738	35,870,141

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accum.
	Shares	Amount	Shares	Amount	During the Development Stage	Total Stockholders' Equity (Deficit)
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(162,500)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) in exchange for cash and property contributed to DEP			5,250,000	291	-	291
Issuance of common stock in merger	-	-	21,750,000	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48		48
Discount for beneficial conversion feature	-	-	-	14		14
Sale of units in private placement, net	-	-	377,500	679		679
Issuance of units in exchange for goods and services	-	-	67,500	135		135
Issuance of warrants for consulting services and director compensation	-	-	-	576		576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	44,000	220		220
Common stock received from DEP in exchange for property and liabilities	-	-	(14,255,500)	-		-
Issuance of common stock and warrants to consultants for services	-	-	17,724,118	15,821		15,821
Issuance of common stock for extension of due-date for note payable	-	-	125,000	75		75
Issuance of common stock to an employee for amounts owed	-	-	200,000	60		60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	450,000	135		135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	5,875,000	1,469		1,469
Issuance of warrants to officer	-	-	-	130		130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	1,000,000	53		53
Beneficial conversion feature of convertible liabilities	-	-	-	733		733
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Stockholder payment of expenses on behalf of the Company	-	-	-	24		24
Issuance of common stock on conversion of liabilities	-	-	1,402,200,000	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	4,500,000	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	$20	1,448,807,619	$21,169	$(22,510)	$(1,321)

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended September 30, 2009	For the Year Ended September 30, 2008	From Inception (November 1, 2004) through September 30, 2009
	(in thousands)
Operating Activities:
Net loss	$(1,188)	$(18,481)	$(22,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	30	193
Amortization of debt discount and non-cash interest	324	8	403
Non-cash stock-based compensation for consulting, director fees and other expenses	53	16,096	16,813
Non-cash expense for bad debt reserve and carrying value of inventory	-	25	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	75	75
Impairment of assets	-	1,585	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	21	-
Employee advances	-	1	(6)
Deposits	-	20	(6)
Accounts payable and accrued expenses	564	431	1,803
Net cash used in operating activities	(247)	(189)	(1,625)
Investing Activities:
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Financing Activities:
Advances from related parties for company expenses and related accrued interest, net	-	91	318
Stockholder payment of expenses on behalf of the Company	24	-	24
Borrowings on notes payable	223	-	505
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes payable	-	-	500
Net cash provided by financing activities	247	91	2,102
Net Change In Cash	-	(98)	-
Cash, beginning of period	-	98	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$23	$-	$23
Common and preferred shares issued on conversion of liabilities	$219	$50	$269
Conversion of accounts payable to notes payable	$534	$28	$562
Beneficial conversion feature of convertible liabilities	$733	$-	$733
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$36	$36
Disposition of advances	$-	$6	$6
Disposition of deposits	$-	$6	$6
Disposition of property and equipment	$-	$409	$409
Settlement of payroll obligations	$-	$(261)	$(261)
Settlement of related party payable and interest payable	$-	$(80)	$(80)
Conversion of note payable and accrued interest to common stock	$-	$(220)	$(220)
Issuance of common stock for note payable extension fee	$-	$(75)	$(75)

See Notes to Condensed Consolidated Financial Statements

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

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.  See Note 5.

Acquisitions in Process

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

As of September 30, 2009, we had a deficit accumulated during the development stage of approximately $22.5 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.0 million as of September 30, 2009 and we have no cash or other assets. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 2.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, DEP (through the date of disposition in December 2007) and GeoAlgae, and all intercompany balances and transactions have been eliminated.

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

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  Tax years from 2004 to 2009 are subject to audit.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Research and Development

Research and development costs are expensed as incurred.

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  We use the Black-Scholes option-pricing model as our method of valuation for share-based awards.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods (deemed to be the requisite service period), based on the fair value of such share-based awards on the grant date.

Fair Value of Financial Instruments

The carrying value of accounts payable and accrued expenses, advances payable – related parties and current notes payable approximate their fair value because of the short-term nature of these instruments.  The carrying value of the BNA Holdings note payable approximates its fair value because the interest rate of the note approximates market interest rates.  The fair value of the other long term notes payable is not determinable due to  the unique nature of the terms associated with the notes.

Reclassifications

Certain amounts have been reclassified from prior years’ financial statements to conform to current year presentation.  Such reclassifications had no effect on stockholders’ equity (deficit), net loss, or net increase (decrease) in cash.

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

In June 2008, the Emerging Issues Task Force of the FASB issued authoritative guidance regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective for fiscal years beginning after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of these requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. This guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the authoritative guidance is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the authoritative guidance and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in the authoritative guidance had been applied from the issuance date of the instrument. The warrants issued to Henry Baer and National Real Estate Solutions Group and to placement agents (further described in Note 9) contain down-round provisions and we will be required to adopt this authoritative guidance as it relates to these warrants.  We expect that the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements will be material.

Note 3.  Related Party Transactions

David M. Otto, a principal at The Otto Law Group, served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $580,000 (including $33,000 in finance charges), $377,000, and $1,134,000 in legal fees to The Otto Law Group for the fiscal years ended September 30, 2009 and 2008 and for the period from inception to September 30, 2009 as general and administrative expenses.    As of September 30, 2009 and 2008, approximately $58,000 and $463,000 in fees to Otto Law Group were unpaid.  See Note 12, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. See Note 8, Notes Payable.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.    See Note 8, Notes Payable.

In June 2009, accounts payable to the Otto Law Group were assigned to Mr. Otto in the aggregate amount of $10,000 and were converted into 2,500,000 shares of our preferred stock.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheet as of September 30, 2009.  See Note 8, Notes Payable.

During the fiscal year ended September 30, 2009, accounts payable in the aggregate amount of approximately $176,000 due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock.  During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

In June 2009, accounts payable due to our CEO at the time, Mr. Gary DeLaurentiis, in the aggregate amount of $10,000 were converted into 2,500,000 shares of our preferred stock.

On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.

In March 2008, we issued our former consulting CFO, Allen Perron, a ten-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 214%, risk free interest rate of 3.83%, dividend yield of 0%, expected term of 10 years, stock price of $0.13, resulting in a value of $130,000, which was recorded as general and administrative expense during the three months ended March 31, 2008.   In addition, Mr. Perron has delayed payment of $53,000, which has been included in accounts payable and accrued expenses at September 30, 2008 and 2009.

As of September 30, 2009, related party advances and accrued interest totaled approximately $68,000. In the year ended September 30, 2008, a director has advanced us a net amount of approximately $4,000 and two other parties related to a director of the Company advanced us an aggregate amount of approximately $86,000 to pay expenses.  In December 2008, approximately $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 9, Stockholders’ Equity (Deficit).   All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $3,000 are included in advances payable. We intend to repay the advances.

Note 4.  Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded (as of September 30), in thousands:

	2009	2008
Warrants	2,395	2,700
Options	33	33
Convertible debentures	9,080,037	37
Total	9,082,465	2,770

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.    Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.0001.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.    Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 12, Subsequent Events. The amounts in the table above are stated at the stated conversion price of $0.00005.

During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC under a convertible bridge loan.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share beginning April 7, 2010.  As such, the shares potentially issuable related to this convertible bridge loan are not reflected in the table above.  In August 2010, this convertible note was converted into 446,000 shares of our common stock.

See further discussion regarding notes payable at Note 8 and warrants at Note 9.

Note 5.  GeoAlgae Transaction

In March 2008, we completed our Share Exchange with GeoAlgae, pursuant to the terms of the Amendment and as a result we acquired GeoAlgae as a wholly owned subsidiary. We issued 5,875,000 shares of our common stock, valued at $0.25 per share based on an average of closing market price for our common stock for three days before and three days after the effective date of March 18, 2008, to shareholders of GeoAlgae for a total purchase price of approximately $1,469,000.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. In 2008, the intangible assets related to the GeoAlgae acquisition were deemed to be entirely impaired and an impairment loss of $1,469,000 was recorded. The impairment was a result of the inability to conclude that there would be any future positive cash flow and therefore fair value, to be assigned to the business plan.  No pro forma results of operations were presented related to this business acquisition as GeoAlgae had no operations since its inception.

Note 6.  Impairment on DEP Disposition

As a result of our belief that the proprietary technology acquired in the September 2006 Exchange Agreement with DEP would not be ready for large-scale commercial use in the near term, we recorded an impairment charge in accordance with our long-lived asset policy in the amount of $116,000, which represented the net realizable value as negotiated under an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP. The following table sets forth the calculation of this impairment loss in 2008 (in thousands):

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

At September 30, 2009 and 2008, we have no inventory, property and equipment or intangible assets.

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

Tatum Convertible Note Payable

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices. This note is currently in default and, beginning in March 2009, bears interest at a default interest rate of 13.5%.

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

In November 2007, we issued National 44,000 shares of our common stock, in settlement of amounts owed per the original note agreement.  In March 2008, a further settlement agreement was reached whereby we issued National an additional 450,000 shares of our common stock in payment of all amounts due under this agreement, including $220,000 outstanding under the note agreement and $22,000 in accrued interest.  The 450,000 shares of common stock were recorded at $135,000 and included in general and administrative expense in 2008.  In connection with the settlement, we were obligated to issue additional shares of common stock in the future, if National was unable to sell its shares for amounts necessary to obtain the $242,000 in value, plus interest.  As of the date of this filing, we believe that all amounts to National have been settled and we are no longer obligated to issue additional shares under the agreement.

 Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.    During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $40,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $81,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In April through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 12, Subsequent Events.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $4,000 as interest expense.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 12, Subsequent Events.

BNA Holdings, LLC Convertible Bridge Loan

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  The loan bears interest at a rate of 12% upon default.  During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share, beginning April 7, 2010.    In August 2010, this convertible note was converted into 446,000 shares of our common stock.

Note 9.  Stockholders’ Equity (Deficit)

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

Common Stock

On March 31, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.  Then, on June 9, 2009, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000.  On January 20, 2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.

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

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 8, Notes Payable.

In November 2007, we issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share were accounted for as a conversion of the $220,000 note payable and related accrued interest to National into shares of our common stock.  In March 2008, we issued an additional 450,000 shares of common stock to National as part of a settlement.  See Note 8, Notes Payable.

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

In February 2008, we obtained an extension of the Baer note payable in exchange for 125,000 shares of our common stock valued at $0.60 per share totaling $75,000. See Note 8, Notes Payable.

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

During the three months ended March 31, 2009, an additional aggregate of $1,500 of accounts payable due to Otto Law Group, a related party, were assigned to related parties and was converted to 15,333,334 shares of our common stock at a conversion rate of $0.0001.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $1,500 was recorded as interest expense in the three months ended March 31, 2009.

In May and June 2009, we issued an aggregate of 15,000,000 shares of our common stock upon conversion of accounts payable to related parties of $15,000 at a conversion rate of $0.001 and 55,000,000 shares of our common stock upon conversion of accounts payable to related parties of approximately $28,000 at a conversion rate of $0.0005. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $43,000 was recorded as interest expense in the three months ended June 30, 2009.

During the three months ended June 30, 2009, an additional aggregate of $46,000 of accounts payable to related parties was converted to 458,866,666 shares of our common stock at a conversion rate of $0.0001.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $46,000 was recorded as interest expense in the three months ended June 30, 2009.

In July 2009, we issued 853,000,000 shares of our common stock upon conversion of accounts payable to related parties of $85,000 at a conversion rate of $0.0001.  The beneficial conversion feature of $85,000 was recorded as interest expense in the three months ended September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $85,000 was recorded as interest expense in the three months ended September 30, 2009.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

           Stock Options — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.  We had granted options to purchase 100,000 shares of our common stock at an exercise price of $2.65 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, 33,333 options were vested and 66,667 options were forfeited as they were not vested.    The options expire on June 19, 2017.  The intrinsic value of these options at September 30, 2009 is nil based on the $0.0006 closing market price of our common stock on that date.

Warrants — In connection with private placements of our common stock, negotiations with vendors and our notes payable, we have issued warrants to purchase shares of our common stock.  As discussed above, in November 2008, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  We issued 4,500,000 shares of our common stock in January 2009 pursuant to the cashless exercise of these warrants.  In February 2009, a warrant to purchase 5,000 shares of our common stock previously issued in connection with the Sausalito note payable described in Note 8, Notes Payable, expired unexercised.

The warrants were evaluated under authoritative literature and concluded that the warrants may be physically or net-share settled at the investor’s option and do not contain any net-cash settlement provisions or any provisions deemed to be equivalent to net-cash settlement provisions and are appropriately classified as equity.

The following summarizes warrant activity during the years ended September 30, 2009 and 2008:

Warrants outstanding, September 30, 2007	684,816
Warrants issued	2,015,627
Warrants outstanding, September 30, 2008	2,700,443
Warrants expired	(5,000)
Warrants exercised	(5,000,000)
Warrants issued	5,000,000
Warrants cancelled	(300,000)
Warrants outstanding, September 30, 2009	2,395,443

Weighted average exercise price	$0.83

Warrants to purchase 605,991 and 67,500 shares of our common stock at an exercise price of $2.65 and $2.00 per share, respectively, are exercisable until June 2012 and warrants to purchase 3,200 shares of our common stock at an exercise price of $2.00 per share are exercisable until February 2013.  Warrants to purchase 715,627 shares of our common stock at an exercise price of $0.17 per share are exercisable until March 2013.  Warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share are exercisable until May 2018.  Warrants to purchase 3,125 shares of our common stock at an exercise price of $2.00 per share expired in February 2010.

Note 10.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of September 30, 2008 or 2009.

 Thomas Lloyd Capital

We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying consolidated financial statements as of September 30, 2009 and 2008 as the closing of such financing was not probable at those dates.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Note 11. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowances are as follows as of September 30:

Deferred tax assets	2009	2008
Net operating loss carryforwards	1,199	891
Stock-based compensation	5,735	5,717
Intangible Assets	449	483
Other	4	4
Total deferred tax assets	7,388	7,095
Valuation allowance	(7,388)	(7,095)
Deferred tax assets, net of allowance	$-	$-

The valuation allowance increased by approximately $293,000 and $6.3 million during the fiscal years ended September 30, 2009 and 2008, respectively.

The difference between the tax at the statutory rate and no tax provision for the years ended September 30, 2009 and 2008 is primarily due to our full valuation allowance against our full deferred tax assets.

At September 30, 2009, we had net operating loss carryforwards for Federal income tax purposes of approximately $3.5 million to offset future taxable income that expire beginning in 2024.  Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 change of control provisions.

 Note 12.  Subsequent Events

On January 20, 2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.

As discussed in Note 8, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

As discussed in Note 8, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

As discussed in Note 8, on July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000. In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

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

Related Party Promissory Notes

In January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011. The default rate of interest is 10%.

In January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011.  The default rate of interest is 10%.

In March 2010, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

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

Employment Agreements

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company upon the closing of certain transactions relating to the acquisition of H&M Precision Products, Inc., at an annual salary of $300,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Joseph Titus – On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon the closing of certain transactions relating to the acquisition of H&M Precision Products, Inc.,at an annual salary of $225,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company upon the closing of certain transactions relating to the acquisition of H&M Precision Products, Inc., at an annual salary of $225,000 which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

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

BNA Holdings,LLC Convertible Bridge Loan

In August 2010, the $223,000 convertible note (further described in Note 8) was converted into 446,000 shares of our common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

 (a)  Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr.Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  A discussion of the material weaknesses in our controls and procedures is described below.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

Management’s Assessment

Management has determined that, as of the September 30, 2009, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2009, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of September 30, 2009, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•
Remediation.  In March 2010, we retained independent accounting consultants to advise our company on improving internal controls and procedures.  Under the guidance of new financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

•

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•	Remediation. We recently hired a new CEO and retained independent accounting consultants to assist the company in meeting its control objects.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions.  The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2009, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

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

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at September 30, 2009, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the quarter ending September 30, 2010.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of September 30, 2009.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended September 30, 2009.

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

•
Timing.  Due to lack of financial resources, management was unable to fully neither implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2010.

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

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended September 30, 2009, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2009:

Name	Age	Position(s)
David M. Otto(1)	50	Former Director and Secretary and General Securities Counsel
Alan Chaffee(2)	44	Former Director and Interim Consulting Chief Financial Officer
Gary M. De Laurentiis (3)	64	Former Chief Executive Officer
John Del Casale(4)	65	Former Director
David Moore (5)	57	Former Director and former Secretary
Clayton Shelver (6)	43	Director and Secretary
Lance Miyatovich (7)	47	President, Chief Executive Officer and Chief Financial Officer

(1)	On July 15, 2009, David Otto resigned from his position as director.
(2)
On July 28, 2008, Alan Chaffee, who has served as a director of the Company since January 2008, was appointed Interim Consulting Chief Financial Officer.  On April 6, 2009, Alan Chaffee resigned from his position as director.  Mr. Chaffee will remain as Interim Consulting Chief Financial Officer.

(3)
In March 2009, the Company appointed Gary M. De Laurentiis as Interim Chief Executive Officer of the Company.  On August 13, 2009, Mr. De Laurentiis resigned from his position as Chief Executive Officer of the Company.

(4)	On April 7, 2009, John Del Casale was appointed to our board of directors. On September 18, 2009, Mr. Del Casale resigned from his position as director of the Company.
(5)
On July 15, 2009, David Moore was appointed to our board of directors and to the position of Secretary. On August 13, 2009, David Moore resigned from his position as director of the Company and as Secretary.

(6)	On September 18, 2009, Clayton Shelver was appointed to our board of directors and to the position of Secretary.
(7)	On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.

David M. Otto. Mr. Otto is a Seattle-based attorney and the President of The Otto Law Group. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc., Avisere, Inc. and Saratoga Capital Partners, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law.

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

John W. Del Casale, an experienced sales executive, is employed with BF Saul Wholesale, a start up mortgage concern in San Ramon, CA, where he managed account executives and growth of BF Saul’s mortgage business.  From 1999 to 2007, Mr. Del Casale was part of the management team at Downey Savings & Loan in Cupertino, CA, where he managed mortgage account executives who generated over $200 Million in loan originations.  Prior to Downey Savings & Loan, Mr. Del Casale worked with other organizations in the Real Estate Mortgage field including operating a successful Mortgage Brokerage from 1989 to 1995.  John Del Casale attended Monroe Community College in Rochester, NY, where he majored in Business Administration.

Gary De Laurentiis, Mr. De Laurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese Government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the State Government in Campeche, Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the company in 1999 to start ECO2 Plastics Inc. From collecting, brokering, recycling and remanufacturing, to lobbying on behalf of the industry, Mr. De Laurentiis is intimately familiar with all levels of plastics recycling. The depth of Mr. De Laurentiis’ knowledge and his continuing search for newer, safer and more efficient ways to recycle waste has earned him the respect of his peers and the many regulatory agencies charged with protecting the environment that regularly call upon him for advice.

David Moore, Mr. Moore has over 25 years senior management experience in business and organizational development.  A graduate of Gonzaga University and holding a degree from American College, he has consulted with Ernst and Young LLC and various other companies including Western Pioneer Inc. and Pacific Northwest Metals Inc., where he has held several positions including Chief Executive Officer and Chief Operating Officer.  Mr. Moore additionally has extensive Board experience in both the for-profit and non-profit arena.  He is currently a Director of EnviroPlastics Corporation, which the Company has agreed to acquire no later than September 3, 2009, the President of TechAlt Inc. and is managing member of Saratoga Partners, LLC.

Clayton Shelver, Mr. Shelver, currently the Chief Technology Officer and Director of SARS Corporation, has extensive experience in information technology and remote data communications.  Before founding SARS, Mr. Shelver served as Vice President of IT for Yukon Fuel Company from August 1996 to November 2001 and previously was IT Manager for Yutana Barge Lines in Alaska. He has developed ISO 9002 Quality Assurance Programs, managed information technology departments, and been part of mergers and acquisition teams in a number of businesses.  Mr. Shelver received a B.A. degree (Information Systems Concentration) and an M.B.A. from the University of Washington.

Lance Miyatovich, Mr. Miyatovich is a principal and managing member of The Law Offices of Lance Miyatovich PLLC, a Seattle, Washington based law firm focusing on litigation and business transactions. Prior to opening the law office, Mr. Miyatovich was President and a Director of Jolan Inc., a Seattle company that he co-founded and led for fifteen years. Mr. Miyatovich also served as General Counsel to Target Research and Management LLC, a hedge fund in Beverly Hills, CA. In addition, Mr. Miyatovich served on the Board of Directors of Agility Inc., of which he was a founding member, and Wizard’s Casino LLC, a member managed LLC.  Mr. Miyatovich is a graduate of the University of Washington School of Law (JD) and Graduate School of Business (MBA).

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  As of September 30, 2009 we had one (1) director on our board of directors (the “Board”):  Clayton Shelver.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

None.

Director or Officer Involvement in Certain Legal Proceedings

Except as otherwise indicated below, to the best of our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

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

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for the fiscal years ended September 30, 2009 and 2008 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen Perron(1) Former Chief Financial Officer	2008 2009	- 0- -0-	-0- -0-	130,000(2) -0-	-0- -0-	-0- -0-	-0- -0-	$58,275(3) -0-	$188,275 -0-
Kenneth Bennett(4) Former Chief Executive Officer and Chairman of the Board	2008 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Lance Miyatovich(5) Chief Executive Officer and President	2008 2009	- 0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Gary De Laurentiis(6) Former Chief Executive Officer	2008 2009	- 0- -0-	-0- -0-	-0- $10,000(7)	-0- -0-	-0- -0-	-0- -0-	-0- $158,000(8)	-0- $168,000

(1)	In July 2008, Allen Perron resigned as Chief Financial Officer (“CFO”) of the Company. Mr. Perron had served as Chief Financial Officer since his appointment on January 21, 2008.

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

(6)
In March 2009, the Company appointed Gary M. De Laurentiis as Interim Chief Executive Officer of the Company.  On August 13, 2009, Mr. De Laurentiis resigned from his position as Chief Executive Officer of the Company.

(7)	In June 2009, accounts payable due to Mr. De Laurentiis, in the aggregate amount of $10,000 were converted into 2,500,000 shares of our preferred stock.

(8)	Mr. De Laurentiis was compensated as a consultant.

Narrative Disclosure to the Summary Compensation Table

We had employment agreements with certain of our executives. These agreements are summarized below.

Lance Miyatovich Agreement

On September 23, 2009, we entered into an employment agreement (the “Miyatovich Agreement”) with Lance Miyatovich pursuant to which he will serve as our President and Chief Executive officer for a term beginning on November 1, 2009 and ending on September 30, 2012.  Mr. Miyatovich became a director on September 23, 2009.  A copy of the Miyatovich Agreement is filed herewith.

Pursuant to the Miyatovich Agreement, Mr. Miyatovich is entitled to base compensation of $240,000, with any increase in base compensation to be set by the Board from time to time as determined by the Board.  He is also eligible to receive annual performance-based incentive cash compensation, with the targeted amount of such incentive cash compensation being 100% of his annual base compensation for the year, but with the actual amount being determined by the Board.

If Mr. Miyatovich’s employment is terminated without cause or he chooses to terminate his employment for good reason, he will receive (i) base salary, (ii)incentive cash compensation determined on a pro rata basis as to the year in which the termination occurs, (iii) pay for accrued but unused paid time off, (iii) executive level career placement services up to a maximum of 12 months not to exceed a value of $10,000, and (iv) reimbursement for expenses through the date of termination plus an amount equal to 12 months of his specified base salary at the rate in effect on the date of termination.

If Mr. Miyatovich’s employment is terminated for cause or he chooses to terminate his employment other than for good reason, he will also receive salary, a pro-rated amount of incentive cash compensation for the fiscal year in which the termination occurs, pay for accrued but unused paid time off, and reimbursement of expenses through the date of termination.

If Mr. Miyatovich’s employment is terminated due to death or disability, Mr. Miyatovich or his estate, as applicable, is entitled to receive (i)salary, reimbursement of expenses, and pay for accrued but unused paid time off; (ii) incentive cash compensation determined on a pro-rated basis as to the year in which the termination occurs; and (iii) a lump sum equal to 12 months base salary and benefits at the rate in effect on the date of termination upon death or six months  base salary and benefits at the rate in effect on the date of termination upon the determination of disability.

In general, Mr. Miyatovich has agreed not to compete with us for 12 months following the end of the employment term or to solicit our partners, clients or employees for one year following the end of the employment term.  These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to our named executive officers as of September 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2009, there were no persons known to us to be beneficial owners of more than 5% of the outstanding shares of common stock.  As of September 30, 2009, our current officers and directors held no shares.

Securities Authorized for Issuance under Equity Compensation Plans

In August 2002,  we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options, as well as restricted stock awards.  As of September 30, 2009, there were vested options to purchase 33,333 shares of our common stock outstanding at a weighted average exercise price of $2.65.  As of September 30, 2009, we had 1,448,807,619 shares outstanding and warrants to purchase 2,395,443 shares of our common stock at a weighted average exercise price of $0.83 per share were outstanding and exercisable.

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

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2008 was approximately $67,000.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2009 was approximately $35,000.

Audit-Related Fees

The aggregate audit related fees billed by our auditors for professional services rendered in connection with audit-related fees, was approximately $8,400 for the year ended September 30, 2008.  We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended September 30, 2009.

Tax Fees

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2008.

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2009.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended September 30, 2008 and 2009.

ITEM 15.	EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 24, 2010	GeoBio Energy, Inc.

By: /s/ Lance Miyatovich
Lance Miyatovich

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Lance Miyatovich /August 24, 2010	Chief Executive Officer (principal executive officer),
Lance Miyatovich	Chief Financial Officer (principal accounting officer)
and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.5	Agreement with TSG-LLC	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB filed February 22, 2007, 2006

10.6	Asset Purchase, Settlement and Mutual Release Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 21, 2007

10.7	Share Exchange with GeoAlgae Technology, Inc., dated January 10, 2008	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 15, 2008

10.8	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

10.9	Consulting Services Agreement with Joseph Martin, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed January 24, 2008

10.10	Consulting Services Agreement with Shropshire Capital Holdings, LLC, dated January 17, 2008	Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed January 24, 2008

10.11	Consulting Services Agreement with 18KT.TV, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed January 24, 2008

10.12	Consulting Services Agreement with Barry Davis, dated January 18, 2008	Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed January 24, 2008

10.13	Consulting Services Agreement with 144Media, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed January 24, 2008

10.14	Consulting Services Agreement with Capital Group Communications, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed January 24, 2008

10.15	Consulting Services Agreement with Focus Earth, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed January 24, 2008

10.16	Employment Agreement with Allen Perron, dated January 18, 2007	Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed January 24, 2008

10.17	Employment Agreement with Kenneth Bennett First Amendment to the Share Exchange	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed March 11, 2008

10.18	Agreement with GeoAlgae Technology, Inc., dated March 12, 2008	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed March 19, 2008

10.19	Share Exchange Agreement with EnviroPlastics Corporation, dated March 3, 2009	Incorporated by reference to Exhibit 10.19 of the Company's Form 8-K filed March 4, 2009

10.20	Amendment No. 1 to Share Exchange Agreement, dated June 24, 2009	Incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed June 25, 2009

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.1	Consent of Peterson Sullivan, PLLC, independent registered public accountants regarding Better Biodiesel, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.2	Consent of Schumacher and Associates, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

99.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

99.6	Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.7	Letter of Intent between Better Biodiesel, Inc., Ron and Mary Crafts, John, James and Lynn Crawford, and Culinary Crafts, LLC.	Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

99.8	Letter of Intent with GeoAlgae Technology, Inc.	Incorporated by reference by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

99.9	Press Release Dated March 7, 2008	Incorporated by reference to Exhibit 99.9 of the Company’s Form 8-K filed March 11, 2008