Form 10-Q
period 2009-12-31
GeoBio Energy, Inc.
filed 2010-08-30
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of August 20, 2010, 11, 573,807,619 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
		September 30, 2009…………………………………………………………………………………………………............	3

		Condensed Consolidated Statements of Operations
		(unaudited) for the three months ended
		December 31, 2009 and 2008 and for the period from inception
		to December 31, 2009……………………………………………………………………………...……….……….............	4

		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to December 31, 2009……………………………………..………...................................	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the three
		months ended December 31, 2009 and 2008 and for the
		period from inception to December 31, 2009………………………………………………………….............................	6

		Notes to Condensed Consolidated Financial Statements (unaudited) ……...................................................................	7

	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations………………………………………………………………………………………...............	21

	Item 4	Controls and Procedures…………………………………………………………………………………………….............	24

Part II	Other Information

	Item 1	Legal Proceedings……………………………………………………………………………………………........................	25

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….……….................................	25

	Item 3	Defaults Upon Senior Securities………………………………………………………………………………....................	25

	Item 4	Submission of Matters to a Vote of Security Holders…………………………………………………............................	25

	Item 5	Other Information…………………………………………………………………………………………….……................	25

	Item 6	Exhibits………………………………………………………………………………………………………………………...	25

Signatures……………………………………………………………………………………………………………………………………….......			26

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2009	2009
	(in thousands, except share and per share amounts)
ASSETS
Total current assets	$-	$-
	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$792	$771
Notes payable, current portion	134	134
Advances payable to related parties	70	68
Total current liabilities	996	973

Notes payable, long-term, net of discount of $364 and $409, respectively	392	348

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value; 100,000,000 shares authorized; 5,000,000 issued and outstanding at both December 31, 2009 and
September 30, 2009	20	20
Common stock and additional paid-in capital, $0.001 par value;
5,000,000,000 shares authorized: 2,078,807,619 and 1,448,807,619 issued
and outstanding at December 31, 2009 and September 30, 2009, respectively	21,462	21,169
Deficit accumulated during the development stage	(22,870)	(22,510)
Total stockholders' equity (deficit)	(1,388)	(1,321)
Total liabilities and stockholders' equity (deficit)	$-	$-

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			From Inception (November 1, 2004) Through December 31, 2009
	For the three months ended December 31,
	2009	2008
	(in thousands, except share and per share amounts)

Sales	$-	$-	$12
Cost of sales	-	-	54
Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	185	160	20,013
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	185	160	22,079
Loss from operations	(185)	(160)	(22,121)
Interest expense	(175)	(4)	(749)
Net loss	$(360)	$(164)	$(22,870)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share -
basic and diluted	1,797,285,880	41,585,880

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accum. During the	Total Stockholders'
	Shares	Amount	Shares	Amount	Devel. Stage	Equity (Deficit)
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(162,500)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) in						-
exchange for cash and property contributed to DEP	-	-	5,250,000	291	-	291
Issuance of common stock in merger	-	-	21,750,000	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	377,500	679	-	679
Issuance of units in exchange for goods and services	-	-	67,500	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	44,000	220	-	220
Common stock received from DEP in exchange for property and liabilities						-
	-	-	(14,255,500)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	17,724,118	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	125,000	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	200,000	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	450,000	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	5,875,000	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	1,000,000	53	-	53
Beneficial conversion feature of convertible liabilities	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock on conversion of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	1,402,200,000	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	4,500,000	-	-	-
Net loss					(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	1,448,807,619	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	630,000,000	118	-	118
Beneficial conversion feature of convertible liabilities				118		118
Stockholder payment of expenses on behalf of the Company	-	-	-	57	-	57
Net loss	-	-	-	-	(360)	(360)
Balance December 31, 2009	5,000,000	$20	2,078,807,619	$21,462	$(22,870)	$(1,388)

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	From Inception (November 1, 2004) through December 31, 2009
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(360)	$(164)	$(22,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount and non-cash interest	162	-	565
Non-cash stock-based compensation related to consulting, director fees and other expenses	-	53	16,813
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	-	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	-	-
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	141	111	1,944
Net cash used in operating activities	(57)	-	(1,682)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances from related parties for company expenses , net	-	-	318
Borrowings on notes payable	-	-	505
Stockholder payment of expenses on behalf of the Company	57	-	81
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes payable	-	-	500
Net cash provided by financing activities	57	-	2,159
Net Change In Cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of advances payable to related party to accounts payable	$-	$23	$23
Common and preferred shares issued on conversion of liabilities	$118	$-	$387
Conversion of accounts payable to notes payable	$-	$484	$562
Beneficial conversion feature of convertible liabilities	$118	$484	$851
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Conversion of note payable and accrued interest to common stock	$-	$-	$(220)
Issuance of common stock for note payable extension fee	$-	$-	$(75)

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009 (Unaudited)

Note 1.  Business and Organization

GeoBio Energy, Inc. (“GeoBio” or the “Company”), was incorporated in Colorado in November 1990.  The Company was known as Mountain State Holdings, Inc., (“MSH”) until September 2006, when it was renamed in anticipation of a merger in September 2006, when it acquired all of the Member Units of Domestic Energy Partners, LLC, (“DEP”), a Utah limited liability corporation.  The previous assets and liabilities of MSH were spun off to two stockholders in August 2006 in exchange for the return of common shares.  At the time of the acquisition of DEP, the Company had no assets and no liabilities and 2,000,001 shares of common stock issued and outstanding carried at nil.

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the condensed consolidated balance sheet at book value.  The historical operations presented in our condensed consolidated statements of operations are those of DEP.  On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of their interest in DEP.

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

Note 2:  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, we had a deficit accumulated during the development stage of approximately $22.9 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. At December 31, 2009, we had a working capital deficit (current assets less current liabilities) of approximately $1.0 million and we have no cash or other assets. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended December 31, 2009 are not necessarily indicative of the results for the year ending September 30, 2010 or for any future period.

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

Fair Value of Financial Instruments — The carrying value of accounts payable and accrued expenses, advances payable – related parties and current notes payable approximate their fair value because of the short-term nature of these instruments.  The carrying value of the BNA Holdings note payable approximates its fair value because the interest rate of the note approximates market interest rates.  The fair value of the other long-term notes payable is not determinable due to the unique nature of the terms associated with the notes.

Net loss per common share —Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible notes, stock options and warrants) since such inclusion in the computation would be anti-dilutive. The following numbers of shares have been excluded as of December 31 (in thousands):

	2009	2008

Preferred stock	5,000,000	-
Warrants	2,395	7,400
Options	33	33
Convertible debentures	9,080,037	8,080,037
Total	14,082,465	8,087,470

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2009 and September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. See Note 9, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.0001.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 9, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheet as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 9, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

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

See further discussion regarding notes payable at Note 5 and warrants at Note 6.

Note 4.  Related Party Transactions

David M. Otto, a principal at The Otto Law Group served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $130,000, $99,000 (including finance charges of $15,000), and $1,264,000 in legal fees to The Otto Law Group for the three months ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009 as general and administrative expenses.   As of December 31, 2009, the balance due to The Otto Law Group was nil, and as of September 30, 2009, approximately $58,000 in fees to Otto Law Group were unpaid.  See Note 9, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009. See Note 5, Notes Payable.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.    See Note 5, Notes Payable.

During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.

On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.  At December 31, 2009, a total of $40,000 was included in accounts payable and accrued expenses related to this agreement.

As of December 31, 2009, related party advances and accrued interest totaled approximately $70,000. In the year ended September 30, 2008, a director advanced the Company a net amount of approximately $4,000 and three other parties related to a director of the Company advanced us an aggregate amount of approximately $86,000 to pay expenses.  In December 2008, approximately $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 6, Stockholders’ Equity (Deficit).   All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $5,000 are included in advances payable at December 31, 2009. We intend to repay the advances.

Note 5.  Notes Payable

Baer (formerly Sausalito) Note Payable

In November 2006, we received an advance of $100,000 from Sausalito Capital Partners (a shareholder of the Company) in anticipation of negotiating and executing a promissory note.  In February 2007, a note payable was executed, and the note was subsequently assigned to Henry Baer (“Baer”).  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of February of 2008 or within two days of the Company completing a private placement of at least $3.0 million.  Warrants to purchase 5,000 shares of our common stock were issued to the investor in connection with the execution of the note.  The warrants were granted with an initial exercise price of $5.00 per share and expired in February of 2009.  The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price.  The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.8%, expected life of two years and 0% dividend yield resulting in a value of $4.17 per warrant.  The value of the warrants was recorded as a $17,000 discount on the note payable and was expensed over the life of the note payable as interest expense.  The discount was determined based on the relative fair value of the warrants and the note payable. During May and June 2007, we issued shares and warrants that triggered a revaluation, lowering the exercise price to $2.00 per warrant resulting in an increase in valuation of approximately $1,000, which was expensed as interest expense.  On December 31, 2008, we issued convertible debt securities that were convertible into shares of our common stock at a price of $0.00005 per share, triggering a revaluation of these warrants.  However, expense related to the revaluation of the warrants was not determined to be material.

In February 2008, Baer granted a nine-month extension of the due date in exchange for 125,000 shares of our common stock, valued at $75,000.    The note is currently in default.

Tatum Convertible Note Payable

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices.  The note is currently past due.

National Convertible Debenture

In December 2006, we received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February 2007, pursuant to a subscription agreement between National and the Company, a convertible debenture was executed in exchange for the advance.   Both the subscription agreement and the debenture provided that, at maturity, we had the option to convert the debenture and accrued interest into shares of our common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price.  We valued the beneficial conversion feature at $14,000 and recorded a discount on the debenture.  Warrants to purchase 3,125 shares of our common stock at an initial exercise price of $8.00 and an exercise period of three years were issued to the holder. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of three years and 0% dividend yield resulting in a value of $4.44 per warrant.  The valuation was recorded as a $13,000 discount on the debenture.  The discount was determined based on the relative fair value of the warrants and note.  On December 31, 2008, we issued convertible debt securities that were convertible into shares of our common stock at a price of $0.00005 per share, triggering a revaluation of these warrants.  However, expense related to the revaluation of the warrants was not determined to be material. Effective October 1, 2009 and December 31, 2009, we analyzed these warrants in accordance with the authoritative literature with respect to derivatives related to the exercise of the warrants at a variable exercise price.  According to our analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liability.

Placement fees of $18,000 were paid to an outside party.  In addition, warrants were issued to that party to purchase 3,200 shares of our common stock with an initial exercise price of $5.00 with an exercise period of five years for placement services. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of five years and 0% dividend yield resulting in a value of $4.86 per warrant.  The valuation of $16,000 and the placement fee of $18,000 were recorded as an additional discount on the debenture, all of which has been fully amortized to interest expense.   The discount was determined based on the relative fair value of the warrants and debenture.  During May and June 2007, we issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant associated with the debenture resulting in an increase in valuation of $1,000.  All of the change was expensed as interest expense.  On December 31, 2008, we issued convertible debt securities that were convertible into shares of our common stock at a price of $0.00005 per share, triggering a revaluation of these warrants.  However, expense related to the revaluation of the warrants was not determined to be material. Effective October 1, 2009 and December 31, 2009, we analyzed these warrants in accordance with the authoritative literature with respect to derivatives related to the exercise of the warrants at a variable exercise price.  According to our analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liability.

 In November 2007, we issued National 44,000 shares of our common stock.  In March 2008, we issued National an additional 450,000 shares of our common stock in settlement of disputed amounts due under this agreement.

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.    During the three months ended December 31, 2009, we recorded amortization of the beneficial conversion feature of approximately $13,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into shares of our common stock at their stated conversion rate. See Note 9, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  During the three months ended December 31, 2009, we recorded amortization of the beneficial conversion feature of approximately $27,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In April through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 9, Subsequent Events.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the three months ended December 31, 2009, we recorded amortization of the beneficial conversion feature of approximately $4,000 as interest expense.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 9, Subsequent Events.

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

On June 9, 2009, 10,000,000 shares of our preferred stock were designated as Series A Convertible Preferred Stock, par value of $0.001 per share.  On January 25, 2010, we increased the number of shares of preferred stock which are designated as Series A Preferred from 10,000,000 to 30,000,000.   See Note 9, Subsequent Events. The holders of the Series A Convertible Preferred Stock are entitled to 1,000 votes per one (1) share of stock held.  The Series A Convertible Preferred Stock is convertible at the stockholder’s option into shares of our common stock on the basis of 1:1.  Holders of the Series A Convertible Preferred Stock have liquidation preference over holders of common stock in the event of liquidation, dissolution or winding up.

On June 8, 2009, $10,000 of the accounts payable outstanding at June 30, 2009 to The Otto Law Group, a related party, was assigned to a member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into shares of Series A Preferred Stock.

Common Stock

On March 31, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.  Then, on June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000.  On January 25, 2010, we amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.

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

During May and June 2007, we sold 377,500 units in a private placement.  The units consist of 377,500 shares of common stock and warrants to purchase 377,500 share of common stock at $2.65 per share.  The units were sold at $2.00 per unit.  Gross proceeds totaled $755,000.  The common shares have “piggy back” registration rights and demand registration rights after 90 days, subject to limitations for additional financing being sought and limitations under current SEC regulations.  The warrants vest immediately, expire in five years and may be exercised for cash or on a cashless basis.  A value of approximately $370,000 was ascribed to the warrants. We also issued 28,491 warrants as a placement fee with an exercise price of $2.65, expiring in five years that can be exercised as cash or cashless.  The fair value of the warrants of $66,000 value was recorded as a reduction to the proceeds from the private placement.  The warrants were valued under the Black- Scholes model utilizing the following assumptions: volatility of 184%, risk-free rate of 5.1%, expected life of five years and dividend yield of 0%.

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

We also issued 11,325 warrants during 2007 associated with our notes payable.  See Note 5, Notes Payable.

In November 2007, we issued 44,000 shares of common stock to National per the terms of the subscription agreement and subordinated convertible debenture (the “Securities Agreement”). The issuance of these 44,000 shares at $5.00 per share accounted for as a conversion of the $220,000 note payable and related accrued interest to National into shares of our common stock.  In March 2008, we issued an additional 450,000 shares of common stock to National as part of a settlement.  See Note 5, Notes Payable.

As discussed above, in December 2007, the Members of DEP returned 14,255,500 shares of our common stock which were held by such Members. No value was assigned for these shares, which had no value assigned at the time of original issuance, and we cancelled the shares upon receipt.

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

In February 2008, we obtained an extension of the Baer note payable in exchange for 125,000 shares of our common stock valued at $0.60 per share totaling $75,000. See Note 5, Notes Payable.

In March 2008, we issued 200,000 shares of common stock to a former employee in settlement of all amounts owed to either party by the other. The shares were valued at $0.30 per share totaling $60,000, which was recorded to general and administrative expense in 2008.

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

In March 2008, we issued 294,118 shares of our common stock to Thomas Lloyd Capital in settlement of a placement and advisory services agreement (see further discussion at Note 8 - Commitments and Contingencies – Thomas Lloyd).  The shares were valued at $0.17 per share for a total of $50,000. We also issued 715,627 warrants to purchase shares of our common stock at an exercise price of $0.17 per share, which were valued at $0.17 per warrant. The common stock and the warrants were valued at the 10 day trailing volume weighted average closing price immediately prior to May 10, 2008 (the settlement agreement date) which was $0.17. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  exercise price of $0.17, volatility of 213%, a risk-free interest rate of 2.99%, expected term of five years and 0% dividend yield, resulting in a value of $0.17 per warrant.

In November 2008, we entered into an agreement with 18KT – TV Communications, whereby we issued 18KT – TV Communications 1,000,000 shares of our common stock, valued at $0.009 per share, which was expensed as general and administrative expense in 2008.   In addition, we granted 18KT – TV Communications a five-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.002 per share, in exchange for the cancellation of the 10-year warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share previously issued to the consultant in January 2008.  The fair value of approximately $44,000 related to the warrants was recorded to general and administrative expense in 2008.  In January 2009, we issued 4,500,000 shares pursuant to the exercise of this warrant on a cashless basis.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

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

In October 2009, we issued 140,000,000 shares of our common stock upon conversion of accounts payable to related parties of $28,000 at a conversion rate of $0.0002, and 70,000,000 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.00014. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $37,800 was recorded as interest expense in the three months ended December 31, 2009.

In November 2009, we issued 70,000,000 shares of our common stock upon conversion of accounts payable to related parties of $14,000 at a conversion rate of $0.0002, and 70,000,000 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.00014. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $23,800 was recorded as interest expense in the three months ended December 31, 2009.

In December 2009, we issued 280,000,000 shares of our common stock upon conversion of accounts payable to related parties of $56,000 at a conversion rate of $0.0002. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $56,000 was recorded as interest expense in the three months ended December 31, 2009.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

           Stock Options —We had granted options to purchase 100,000 shares of our common stock at an exercise price of $2.65 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, 33,333 options were vested and 66,667 options were forfeited as they were not vested.    The options expire on June 19, 2017.  The intrinsic value of these options at December 31, 2009 is nil based on the $0.0003 closing market price of our common stock on that date.  There were no options which vested during the three months ended December 31, 2009 and 2008.   As of December 31, 2009, we had nil of total unrecognized compensation cost related to unvested stock options.

Warrants — In connection with private placements of our common stock, negotiations with vendors and our notes payable, we have issued warrants to purchase shares of our common stock. At December 31, 2009 and September 30, 2009, there were warrants outstanding for the purchase of 2,395,443 shares of our common stock with a weighted average exercise price of $0.83.  There was no warrant activity during the three months ended December 31, 2009.   Warrants to purchase 605,991 and 67,500 shares of our common stock at an exercise price of $2.65 and $2.00 per share, respectively, are exercisable until June 2012 and warrants to purchase 3,200 shares of our common stock at an exercise price of $2.00 per share are exercisable until February 2013.  Warrants to purchase 715,627 shares of our common stock at an exercise price of $0.17 per share are exercisable until March 2013.  Warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share are exercisable until May 2018.  Warrants to purchase 3,125 shares of our common stock at an exercise price of $2.00 per share expired in February 2010.

Note 7.  Income Taxes

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

Note 8.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of December 31, 2009 or September 30, 2009.

Thomas Lloyd Capital

We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying condensed consolidated financial statements as of December 31, 2009 and September 30, 2009 as the closing of such financing was not probable at those dates.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Note 9. Subsequent Events

Increase to Authorized Shares

On January 25, 2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000, and we increased the number of shares of preferred stock which are designated as Series A Preferred from 10,000,000 to 30,000,000.

Issuance of Preferred Stock

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a related party, for management consulting services, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our President and Chief Executive Officer.

Shares issued upon Conversion of Convertible Liabilities

As discussed in Note 5, Notes Payable, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

As discussed in Note 5, Notes Payable, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.

As discussed in Note 5, Notes Payable, on July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000. In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

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

Employment Agreements

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company upon the closing of certain transactions relating to the acquisition of H&M, at an annual salary of $300,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Joseph Titus – On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon the closing of certain transactions relating to the acquisition of H&M, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company upon the closing of certain transactions relating to the acquisition of H&M, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

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

BNA Holdings, LLC Convertible Bridge Loan

In August 2010, the $223,000 convertible note payable to BNA (further described in Note 5, Notes Payable) was converted into 446,000 shares of our common stock at its stated conversion rate.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2009, we had a deficit accumulated during the development stage of approximately $22.9 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.0 million as of December 31, 2009 and we have no cash or other assets. We have received an opinion for the fiscal years ended September 30, 2009 and 2008 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and H&M, both of which require significant cash payments.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $57,000 and nil in our operating activities in the three months ended December 31, 2009 and 2008, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by amortization of debt discount, share-based payments of consulting fees and changes in operating assets and liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash.

Our financing activities provided cash of approximately $57,000 and nil in the three months ended December 31, 2009 and 2008, respectively.  Changes in cash from financing activities are stockholder contributions to pay company expenses.

Recent Financing Activities

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

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  The Company has the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $0.50 per share, beginning April 7, 2010.  In August 2010, the note was converted into 446,000 shares of our common stock at its stated conversion rate.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate.

During the fiscal year ended September 30, 2009, accounts payable in the aggregate amount of approximately $176,000 due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into approximately 1.4 billion shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $176,000.  In addition, during the year ended September 30, 2009, $23,750 in advances due to Joseph Martin, LLC, a related party, were converted to accounts payable and then converted to 5,000,000 shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $23,750.  During the three months ended December 31, 2009, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 630,000,000 shares of our common stock.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $118,000.

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

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  We valued the beneficial conversion feature at $50,000 and recorded a discount on the debenture.  In March through July 2010, we received an aggregate of $150,000 from two additional investors under the same terms as CKNS Capital Group, LLC.

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

Comparison of the Three Months Ended December 31, 2009, to the Three Months Ended December 31, 2008

In the three months ended December 31, 2009 and 2008, we incurred net losses of approximately $360,000 and $164,000, respectively.

Revenues.  We had no revenues in the three months ended December 31, 2009 and 2008.

Cost of Sales.  Cost of sales was nil in the three months ended December 31, 2009 and 2008, respectively.

Operating Expenses.  Operating expenses increased to $185,000 in the three months ended December 31, 2009, from $160,000 in the three months ended December 31, 2008, due primarily to an increase in legal fees.  Legal fees were $130,000 in the current year, compared to $99,000 in the prior year period.

Interest Expense.  Interest expense increased from $4,000 in the prior year three month period to $175,000 in the current year three month period, due primarily to amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended September 30, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of December 31, 2009, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of December 31, 2009, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended December 31, 2009 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

In October 2009, we issued 140,000,000 shares of our common stock upon conversion of accounts payable to related parties of $28,000 at a conversion rate of $0.0002, and 70,000,000 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.00014. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $37,800 was recorded as interest expense in the three months ended December 31, 2009.

In November 2009, we issued 70,000,000 shares of our common stock upon conversion of accounts payable to related parties of $14,000 at a conversion rate of $0.0002, and 70,000,000 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.00014. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $23,800 was recorded as interest expense in the three months ended December 31, 2009.

In December 2009, we issued 280,000,000 shares of our common stock upon conversion of accounts payable to related parties of $56,000 at a conversion rate of $0.0002. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $56,000 was recorded as interest expense in the three months ended December 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the periods ended December 31, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 30, 2010                                                                                              GEOBIO ENERGY, INC.

By:  /s/ Lance Miyatovich
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