Form 10-Q
period 2010-03-31
GeoBio Energy, Inc.
filed 2010-08-30
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and
		September 30, 2009…………………………………………………………………………………………………............	3

		Condensed Consolidated Statements of Operations
		(unaudited) for the three months and six months ended March 31, 2010
		and 2009 and for the period from inception
		to March 31, 2010.....……………………………………………………………………………...……….……….............	4

		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to March 31, 2010......……………………………………..………...................................	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the three
		months ended March 31, 2010 and 2009 and for the
		period from inception to March 31, 2010......………………………………………………………….............................	6

		Notes to Condensed Consolidated Financial Statements (unaudited) ……...................................................................	7

	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations………………………………………………………………………………………...............	20

	Item 4	Controls and Procedures…………………………………………………………………………………………….............	22

Part II	Other Information

	Item 1	Legal Proceedings……………………………………………………………………………………………........................	23

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….……….................................	23

	Item 3	Defaults Upon Senior Securities………………………………………………………………………………....................	23

	Item 4	Submission of Matters to a Vote of Security Holders…………………………………………………............................	23

	Item 5	Other Information…………………………………………………………………………………………….……................	23

	Item 6	Exhibits………………………………………………………………………………………………………………………...	23

Signatures……………………………………………………………………………………………………………………………………….......			24

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2010	2009
	(in thousands, except share and per share amounts)
ASSETS
Prepaid expenses	$50	$-
Total current assets	50	-
Total assets	$50	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,069	$771
Notes payable, current portion	184	134
Advances payable to related parties	122	68
Total current liabilities	1,375	973

Notes payable, long-term, net of discount of $227 and $409, respectively	385	348

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value; 100,000,000 shares authorized;
30,000,000 designated as Series A: 27,500,000 and 5,000,000 shares issued and outstanding
at March 31, 2010 and September 30, 2009, respectively	110	20
Common stock and additional paid-in capital, $0.001 par value; 25,000,000,000 and
5,000,000,000 shares authorized at March 31, 2010 and September 30, 2009, respectively: 3,678,807,619 and 1,448,807,619 issued and outstanding at
March 31, 2010 and September 30, 2009, respectively	21,648	21,169
Deficit accumulated during the development stage	(23,468)	(22,510)
Total stockholders' equity (deficit)	(1,710)	(1,321)
Total liabilities and stockholders' equity (deficit)	$50	$-

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception (November 1, 2004) Through March 31, 2010
	For the three months ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Sales	$-	$-	$-	$-	$12
Cost of sales	-	-	$-	-	54
Gross profit (loss)	-	-	-	-	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	-	-	-	-	103
General and administrative	449	94	634	254	20,462
Depreciation and amortization	-	-	-	-	185
Impairment	-	-	-	-	1,585
Total operating expenses	449	94	634	254	22,528
Loss from operations	(449)	(94)	(634)	(254)	(22,570)
Interest expense	(149)	(70)	(324)	(74)	(898)
Net loss	$(598)	$(164)	$(958)	$(328)	$(23,468)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Shares used in computing net loss per share -
basic and diluted	3,084,363,175	49,052,064	2,433,752,674	45,277,949

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accum.	Total
	Shares	Amount	Shares	Amount	During the Devel. Stage	Stockholders' Equity (Deficit)
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	2,000,000	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	2,075,000	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	75,000	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	2,150,000	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	12,500	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(162,500)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	1,500,000	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) in						-
exchange for cash and property contributed to DEP	-	-	5,250,000	291	-	291
Issuance of common stock in merger	-	-	21,750,000	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	30,500,001	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	377,500	679	-	679
Issuance of units in exchange for goods and services	-	-	67,500	135	-	135
Issuance of warrants for consulting services and director						-
compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	30,945,001	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	44,000	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(14,255,500)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	17,724,118	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	125,000	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	200,000	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	450,000	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	5,875,000	1,469	-	1,469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	41,107,619	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	1,000,000	53	-	53
Beneficial conversion feature of convertible liabilities	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	1,402,200,000	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	4,500,000	-	-	-
Net loss					(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	1,448,807,619	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	630,000,000	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Beneficial conversion feature of convertible liabilities	-	-	-	118	-	118
Issuance of common stock upon conversion of notes payable	-	-	1,600,000,000	160	-	160
Stockholder payment of expenses on behalf of the Company	-	-	-	83	-	83
Net loss	-	-	-	-	(958)	(958)
Balance March 31, 2010	27,500,000	$110	3,678,807,619	$21,648	$(23,468)	$(1,710)

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended March 31, 2010	For the Six Months Ended March 31, 2009	From Inception (November 1, 2004) through March 31, 2010
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(958)	$(328)	$(23,468)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	300	65	703
Non-cash stock-based compensation related to consulting, director fees and other expenses	90	53	16,903
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	-	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	(50)	-	(50)
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	420	188	2,223
Net cash used in operating activities	(198)	(22)	(1,823)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances from related parties for company expenses, net	50	-	368
Stockholder payment of expenses on behalf of the Company	83	22	107
Borrowings on notes payable	15	-	520
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes payable	50	-	550
Net cash provided by financing activities	198	22	2,300
Net Change In Cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$-	$23	$23
Conversion of accounts payable to notes payable	$-	$484	$562
Beneficial conversion feature of convertible liabilities	$118	$509	$851
Preferred and common stock issued on conversion of convertible liabilities	$118	$25	$387
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement of units	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Conversion of note payable and accrued interest to common stock	$(160)	$-	$(380)
Issuance of common stock for note payable extension fee	$-	$-	$(75)

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended March 31, 2010 and 2009 and for the period from inception to March 31, 2010 (Unaudited)

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

(iii)
an initial Placement Agent retainer fee of $35,000, which shall not be credited against the Cash Placement Fee.  This was paid during the three months ended March 31, 2010 and expensed as general and administrative expenses.

Note 2:  Going Concern

We have prepared our condensed financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had a deficit accumulated during the development stage of approximately $23.5 million, negative cash flows from operations since inception and expect to incur additional losses in the future as we continue to develop and grow our business. At March 31, 2010, we had a working capital deficit (current assets less current liabilities) of approximately $1.3 million and we have no cash or other assets. These conditions raise substantial doubt about our ability to continue as a going concern.

Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and H&M, both of which require significant cash payments.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2009, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2010 are not necessarily indicative of the results for the year ending September 30, 2010 or for any future period.

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

	2010	2009
Series A Preferred Stock	27,500	-
Warrants	2,392	2,395
Options	33	33
Convertible Debentures	7,480,037	8,080,037
Total	7,509,962	8,082,465

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 1.6 billion shares of our common stock at their stated conversion rate. The amounts in the table above are stated at the stated conversion price of $0.0001 at March 31, 2009.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate. See Note 9, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 9, Subsequent Events.  The amounts in the table above are stated at the stated conversion price of $0.00005.

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

See further discussion regarding notes payable at Note 5, Notes Payable, and warrants at Note 6, Stockholders’ Equity (Deficit).

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

 Note 4.  Related Party Transactions

David M. Otto, a principal at The Otto Law Group, served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $202,000 and $332,000 in legal fees to The Otto Law Group, for the three and six months ended March 31, 2010, $75,000 (including finance charges of $11,000) and $174,000 (including finance charges of $26,000) for the three and six months ended March 31, 2009, and $1,466,000 for the period from inception to March 31, 2010 as general and administrative expenses.   As of March 31, 2010, the balance due to The Otto Law Group was approximately $171,000, and as of September 30, 2009, approximately $58,000 in fees to Otto Law Group, were unpaid.  See Note 9, Subsequent Events.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a related party, for management consulting services valued at $40,000, which was recorded to general and administrative expense during the three months ended March 31, 2010.

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  See Note 5, Notes Payable.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  See Note 5, Notes Payable.

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

On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.  At March 31, 2010, we had accrued approximately $100,000 related to this employment agreement, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.   On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Mr. Miyatovich for executive consulting services valued at $50,000, which was recorded to general and administrative expense during the three months ended March 31, 2010.

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

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company upon closing of the transactions relating to the acquisition of H&M at an annual salary of $300,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of H&M at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company upon closing of the transactions relating to the acquisition of H&M at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.

As of March 31, 2010, related party advances and accrued interest totaled approximately $122,000. In March 2010, a party related to a former director of the Company advanced us $50,000 in order to pay expenses.  In the year ended September 30, 2008, a director advanced the Company a net amount of approximately $4,000 and three other parties related to a director of the Company advanced us an aggregate amount of approximately $86,000 to pay expenses.  In December 2008, approximately $23,000 of these advances were converted to accounts payable to other parties.  The accounts payable subsequently became convertible into shares of our common stock at a conversion price of $0.005 per share, pursuant to an agreement with the Company in January 2009.  See Note 6, Stockholders’ Equity (Deficit).   All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $7,000 are included in advances payable at March 31, 2010. We intend to repay the advances.

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

Tatum Convertible Note Payable

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) as settlement of approximately $28,000 then owed to Tatum for employment-related consulting services previously recorded in accounts payable. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carries an interest rate of 10% compounded annually and payable upon maturity. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $0.75 per share or the 10 day volume weighted average of the closing bid and ask prices.  The note is currently in default and, beginning in March 2009, bears interest at a default interest rate of 13.5%.

National Convertible Debenture

In December 2006, we received an advance of $200,000 from National Real Estate Solutions Group (“National”) in anticipation of negotiating and executing a debt agreement.  In February 2007, pursuant to a subscription agreement between National and the Company, a convertible debenture was executed in exchange for the advance.   Both the subscription agreement and the debenture provided that, at maturity, we had the option to convert the debenture and accrued interest into shares of our common stock at a share price which is the greater of either $5.00 or 75% of the most current 10-day trailing average bid price.  We valued the beneficial conversion feature at $14,000 and recorded a discount on the debenture.  Warrants to purchase 3,125 shares of our common stock at an initial exercise price of $8.00 and an exercise period of three years were issued to the holder. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of three years and 0% dividend yield resulting in a value of $4.44 per warrant.  The valuation was recorded as a $13,000 discount on the debenture.  The discount was determined based on the relative fair value of the warrants and note.  On December 31, 2008, we issued convertible debt securities that were convertible into shares of our common stock at a price of $0.00005 per share, triggering a revaluation of these warrants.  However, expense related to the revaluation of the warrants was not determined to be material. Effective October 1, 2009 and at December 31, 2009 and March 31, 2010, we analyzed these warrants in accordance with the authoritative literature with respect to derivatives related to the exercise of the warrants at a variable exercise price.  According to our analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liability.

Placement fees of $18,000 were paid to an outside party.  In addition, warrants were issued to that party to purchase 3,200 shares of our common stock with an initial exercise price of $5.00 with an exercise period of five years for placement services. The exercise price of the warrant may be adjusted downward if we issue common stock or securities convertible or exchangeable into common stock at a lower price. The warrants were valued utilizing the Black-Scholes model with the following assumptions:  volatility of 192%, risk-free interest rate of 4.7%, expected life of five years and 0% dividend yield resulting in a value of $4.86 per warrant.  The valuation of $16,000 and the placement fee of $18,000 were recorded as an additional discount on the debenture, all of which has been fully amortized to interest expense.   The discount was determined based on the relative fair value of the warrants and debenture.  During May and June 2007, we issued shares and warrants that triggered a revaluation lowering the exercise price to $2.00 per warrant associated with the debenture resulting in an increase in valuation of $1,000.  All of the change was expensed as interest expense.  On December 31, 2008, we issued convertible debt securities that were convertible into shares of our common stock at a price of $0.00005 per share, triggering a revaluation of these warrants.  However, expense related to the revaluation of the warrants was not determined to be material. Effective October 1, 2009 and at December 31, 2009 and March 31, 2010, we analyzed these warrants in accordance with the authoritative literature with respect to derivatives related to the exercise of the warrants at a variable exercise price.  According to our analysis, the resulting derivative is not material to the transaction or to the financial statements taken as a whole and as a result, we did not record the derivative liability.

 In November 2007, we issued National 44,000 shares of our common stock.  In March 2008, we issued National an additional 450,000 shares of our common stock in settlement of disputed amounts due under this agreement.

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.0001 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.    During the three and six months ended March 31, 2010, we recorded amortization of the beneficial conversion feature of approximately $107,000 and $120,000, respectively, as interest expense.  During both of the three and six months ended March 31, 2009, we recorded amortization of the beneficial conversion feature of approximately $13,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into shares of our common stock at their stated conversion rate.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  During the three and six months ended March 31, 2010, we recorded amortization of the beneficial conversion feature of approximately $27,000 and $54,000, respectively, as interest expense.  During both of the three and six months ended March 31, 2009, we recorded amortization of the beneficial conversion feature of approximately $27,000.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  In April through July 2010, certain of these convertible notes were converted into approximately 6.3 billion shares of our common stock at their stated conversion rate.  See Note 9, Subsequent Events.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.00005 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the three and six months ended March 31, 2010, we recorded amortization of the beneficial conversion feature of approximately $4,000 and $8,000, respectively, as interest expense.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 1 billion shares of our common stock at its stated conversion rate. See Note 9, Subsequent Events.

In March 2010, we received $15,000 under the terms of a convertible promissory note with an investor.  The terms are currently unspecified.  In July 2010, we received an additional $9,000.  See Note 9, Subsequent Events.

Related Party Promissory Notes Payable

As previously discussed in Note 4, Related Party Transactions, in January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011. The default rate of interest is 10%.

As previously discussed in Note 4, Related Party Transactions, in January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, due on or before January 22, 2011.  The default rate of interest is 10%.

As previously discussed in Note 4, Related Transactions, in March 2010, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

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

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a related party, for management consulting services valued at $40,000, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the three months ended March 31, 2010.

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

           Stock Options —There was no option activity during the three and six months ended March 31, 2010 and 2009.  There are a total of 33,333 vested options outstanding, with an exercise price of $2.65. The options expire on June 19, 2017.  The intrinsic value of these options at March 31, 2010 is nil based on the $0.0003 closing market price of our common stock on that date.  As of March 31, 2010, we had nil of total unrecognized compensation cost related to unvested stock options.

Warrants — In connection with private placements of our common stock, negotiations with vendors and our notes payable, we have issued warrants to purchase shares of our common stock. At September 30, 2009, there were warrants outstanding for the purchase of 2,395,443 shares of our common stock with a weighted average exercise price of $0.83.  Warrants to purchase 3,125 shares of our common stock at an exercise price of $2.00 per share expired in February 2010. Warrants to purchase 605,991 and 67,500 shares of our common stock at an exercise price of $2.65 and $2.00 per share, respectively, are exercisable until June 2012 and warrants to purchase 3,200 shares of our common stock at an exercise price of $2.00 per share are exercisable until February 2013.  Warrants to purchase 715,627 shares of our common stock at an exercise price of $0.17 per share are exercisable until March 2013.  Warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share are exercisable until May 2018.  At March 31, 2010, there were warrants outstanding for the purchase of 2,392,318 shares of our common stock with a weighted average exercise price of $0.83.

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

Note 8.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of March 31, 2010 or September 30, 2009.

 Thomas Lloyd Capital

We had engaged Thomas Lloyd Capital, LLC (“Thomas Lloyd”) as a placement agent to assist us in our financing activities and for financial advisory services. Under our original agreement with Thomas Lloyd, we accrued a cash placement fee of $75,500 and recorded $65,523 representing the value of warrants issuable to Thomas Lloyd to purchase 200,000 shares of our common stock during May through July 2007.  In May 2008, we negotiated a settlement, whereby we agreed to issue to Thomas Lloyd (i) 294,118 shares of our common stock valued at $50,000 based on the 10-day trailing volume-weighted average closing price of our common stock of $0.17 per share, for financial advisory services rendered, (ii) five-year immediately exercisable warrants to purchase an additional 300,000 shares of our common stock at $0.17 per share for financial advisory services, (iii) five-year immediately exercisable warrants to purchase an additional 415,627 shares of our common stock at an exercise price of $0.17 per share as placement fees in connection with our 2007 Private Placement transaction and (iv) $53,679 payable in cash upon closing a placement in excess of $2,000,000.   We valued the additional warrants to purchase 300,000 shares of our common stock at $51,000, utilizing the Black-Scholes model with the following assumptions:  stock price of $0.17, exercise price of $0.17, volatility of 213%, a risk-free rate of 2.99%, expected term of 5 years and a dividend yield of 0%.  The value of the warrants was recorded to general and administrative expense during 2008.  The additional warrants to purchase 415,627 shares of our common stock were also valued using the same assumptions, resulting in $70,657 recorded as an increase and deduction to additional paid in capital as placement fees during 2008. The $53,679 in contingent cash fees is not reflected as a payable in our accompanying condensed consolidated financial statements as of March 31, 2010 and September 30, 2009 as the closing of such financing was not probable at those dates.  The agreement also provided for, at Thomas Lloyd’s election and dependent on our receipt of such election notice, a one-time reset of the common stock value per share and warrant exercise price to a per-share price equal to the lower of (i) the 10-day trailing volume-weighted average closing price at the closing of a placement in excess of $5,000,000 or (ii) the 10-day trailing volume-weighted average closing price six-months after the agreement.  Such reset provision expired in November 2008 without notice by Thomas Lloyd.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of our 2010 fiscal year.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses, and has been included in accounts payable and accrued expenses at March 31, 2010.

Note 9. Subsequent Events

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

As discussed in Note 5, Notes Payable, in August 2010, the $223,000 convertible bridge loan due to BNA Capital Holdings LLC was converted into 446,000 shares of our common stock in accordance with its stated conversion rate.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  In June and July 2010, we received an aggregate of $150,000 from two additional investors under the same terms as CKNS Capital Group, LLC.

In July 2010, we received an additional aggregate of approximately $9,000 under the terms of a convertible promissory note with an investor.  The terms are currently unspecified.

Vitello Capital Ltd. Consulting Agreement

As discussed in Note 6, Stockholders’ Equity (Deficit), in July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 600,000,000 shares of our common stock, valued at $0.0001 per share, for prior investor relations services.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2010, we had a deficit accumulated during the development stage of approximately $23.5 million and expect to incur additional losses in the future. Our working capital deficit was approximately $1.3 million as of March 31, 2010 and we have no cash or other assets. We have received an opinion for the fiscal years ended September 30, 2009 and 2008 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Discussion of Cash Flows

We used cash of approximately $198,000 and $22,000 in our operating activities in the six months ended March 31, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by amortization of debt discount, share-based payments of consulting and other fees and changes in operating assets and liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash.

Our financing activities provided cash of approximately $198,000 and $22,000 in the six months ended March 31, 2010 and 2009, respectively.  Changes in cash from financing activities are stockholder contributions to pay company expenses, advances from related parties to pay company expenses, and borrowings on notes payable and notes payable to related parties.

Recent Financing Activities

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

In March 2010, we received $15,000 under the terms of a convertible promissory note with an investor.  The terms are currently unspecified.  In July 2010, we received an additional $9,000.

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

Comparison of the Three and Six Months Ended March 31, 2010, to the Three and Six Months Ended March 31, 2009

In the three months ended March 31, 2010 and 2009, we incurred net losses of approximately $598,000 and $164,000, respectively.  In the six months ended March 31, 2010 and 2009, we incurred net losses of approximately $958,000 and $328,000, respectively.

Revenues.  We had no revenues in the three and six months ended March 31, 2010 and 2009.

Cost of Sales.  Cost of sales was nil in the three and six months ended March 31, 2010 and 2009.

Operating Expenses.  Operating expenses increased to $449,000 and $634,000 in the three and six months ended March 31, 2010, respectively, from $94,000 and $254,000 in the three and six months ended March 31, 2009, respectively, due to an increase in executive compensation and legal fees.  Executive compensation was $110,000 and $150,000 in the current year periods compared to $10,000 in both the prior year periods.  Legal fees were $202,000 and $332,000 in the current year periods, compared to $75,000 (including finance charges of $11,000) and $174,000 (including finance charges of $26,000) in the prior year periods.

Interest Expense.  Interest expense increased from $70,000 in the prior year three month period to $149,000 in the current year three month period, and increased from $74,000 in the prior year six month period to $324,000 in the current year six month period, due primarily to amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Miyatovich, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A(T) in our Annual Report on Form 10-K for the year ended September 30, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2008. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A(T) of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2010 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the three months ended March 31, 2010, all of these notes were converted to 1.6 billion shares of our common stock at their stated conversion price of $0.0001 per share.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a related party, for management consulting services valued at $40,000, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the three months ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the periods ended March 31, 2010.

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

Dated:  August 30, 2010                                                                                              GEOBIO ENERGY, INC.

By:  /s/ Lance Miyatovich
       Chief Executive Officer, Chief Financial Officer,
       and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.21	Stock Purchase Agreement of Collins Construction, Inc., dated March 29, 2010

10.22	Stock Purchase Agreement of H&M Precision Products, Inc., dated March 30, 2010

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.