Form 10-K
period 2010-09-30
GeoBio Energy, Inc.
filed 2011-01-13
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission File Number 333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Windy Ridge Lane SE, Atlanta, GA	30339 (Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐           Accelerated filer  ☐       Non-accelerated filer  ☐    Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,103,700 as of March 31, 2010 based upon the closing price of $1.65 per share reported on that date.   Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of January 10, 2011, there were 5,286,314 shares of the Registrant’s $0.001 par value common stock outstanding.

GEOBIO ENERGY, INC.

(A Development Stage Company)

Table of Contents

		Page
PART I
Item 1.	Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of matters to a vote of security holders	8
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
PART III
Item 10.	Directors and Executive Officers of the Registrant	41
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accounting Fees and Services	49
PART IV
Item 15.	Exhibits	49
Signatures		53
Exhibit Index		50

FORWARD-LOOKING STATEMENTS

GeoBio Energy, Inc’s (the “Company” or “GeoBio” or, at times when describing specific events occurring prior to our February 15, 2008 name change, referred to by our former name “Better Biodiesel”) Annual Report on Form 10-K contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to protect and defend our proprietary technology; (4) our ability to secure and retain management capable of managing growth; (5) our ability to raise necessary financing to execute our business plan; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) our ability to comply with all applicable federal, state and local government and international rules and regulations; and (8) other factors over which we have little or no control.

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

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.   GeoAlgae is not currently an operating company.

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with the Company having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010, and under the September 9, 2010 Amendment, the parties agreed to further extend the Closing Date to November 30, 2010.

On November 30, 2010, we entered into an additional amendment to our Stock Purchase Agreement with Collins, dated March 31, 2010, previously amended on June 1, 2010, July 14, 2010 and on September 9, 2010, for the purchase of 100% of the issued and outstanding capital stock of Collins (the “November 30, 2010 Amendment”).  Under the November 30, 2010 Amendment, the parties agreed to extend the Closing Date from November 30, 2010 to the date that is 90 days following the date that Collins enters into a new Master Services Agreement with its major customer, or such earlier date if mutually agreed upon between the Company and Collins.  This has not yet occurred.

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

On October 5, 2010, we entered into and closed an equity purchase agreement (the “Magna Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC (“Magna”), as amended October 13, 2010.  Under the Magna Purchase Agreement, the parties agreed to a total purchase price of up to $3.2 million (the “Purchase Price Consideration”), which Purchase Price Consideration shall be adjustable, and based in significant part, upon Magna’s stated 12-month trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of August 31, 2010 (the “Stated 12-Month EBITDA”).

The Purchase Price Consideration shall be adjustable downward, in the event that the verifiable 12-month trailing EBITDA determined as of December 31, 2010, is lower than Magna’s stated 12-Month EBITDA by more than 10%, proportionally to the EBITDA short-fall (the “EBITDA Adjustment”).  Completion of the acquisition of Magna is subject to meeting certain terms and conditions of the Magna Purchase Agreement, including our delivery of the Purchase Price Consideration, which is payable as follows:

(i)
A cash deposit of $100,000, as a non-refundable down payment (the “Down Payment”) on, and credit toward, the Purchase Price Consideration on or prior to October 31, 2010, which we have not paid as of the date of this filing;

(ii)
8% Promissory Notes to the principals of Magna with a total face value of $3.1 million with maturity dates of December 31, 2010 (the “Take-Out Notes”).  The Take-Out Notes shall be prorated for any required EBITDA Adjustment, as determined on December 31, 2010.  We have not delivered the Take Out Notes, and the parties remain in discussions regarding the form and delivery of the Purchase Price Consideration; and

(iii)	Certain current managers of Magna shall receive employment agreements to remain employed on a full time basis for three years following payment of the Take-Out Notes.

Additionally, the Magna Purchase Agreement requires that Magna have Working Capital of $350,000 upon payment of the Take-Out Notes.  If at the retirement of the Take-Out Notes the Working Capital is less than $350,000, then we shall reduce the Take-Out Notes by the amount of the difference.  Excess Working Capital shall be distributed to the sellers of Magna.

Magna, its principals and management also pledge and agree not to compete with the business of Magna, nor within Magna’s industry anywhere in the following states for a period of five (5) years; Colorado, Utah, Arizona, New Mexico, and Wyoming.

Completion of the Magna Purchase Agreement is also conditioned upon our receipt of acceptable results of environmental surveys of Magna’s assets, including a “Phase I” Environmental Survey.  This has not yet occurred.

Magna, located in Aztec, New Mexico, sells and applies environmentally acceptable chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  Magna provides technical solutions that enhance productivity and well efficiency.  Magna’s chemical-blend composites are customized to the needs of the client, based on samples taken from the specific wells to be serviced, and enable targeted treatments to resolve various problems inherent in “in-stream” production.

We expect to complete the acquisitions of Collins and Magna during the second quarter of 2011, subject to receipt of financing for the purchases.

Recent Developments

Decrease of the Outstanding Common Stock of the Company

On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).  All common share and per share amounts included in this Annual Report on Form 10-K have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Also on December 1, 2010, we effected an amendment to  our Articles of Incorporation (the “Articles”) to decrease the authorized common stock by 24 billion shares of common stock for a resulting aggregate total of 1 billion authorized shares of common stock (the “Amendment to the Articles”).

Both the Reverse Stock-Split and the Amendment to the Articles were approved in September 2010 by the consent of a majority of the voting capital stock of the Company.

Management Changes

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Mr. Coloris was appointed as Senior V.P. of Corporate Development and Finance.

On October 8, 2010, Lance Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At September 30, 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services.

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Sams approximately $91,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Titus approximately $76,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Daniel approximately $83,500 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  Our corporate headquarters are located at 802 Windy Ridge Lane Southeast, Atlanta, Georgia 30339.

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

We have further become aware of a potential matter involving an alleged breach of contract between the Company and Stanton Chase International (“Stanton Chase”) in New York, NY.  Stanton Chase has forwarded a demand to the Company for the payment of approximately $70,000, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputed the demand based on the fact that there is no record of having ever entered into a contract with Stanton Chase for an executive management search, and no management personnel was ever identified by Stanton Chase for the Company.  It appears that Stanton Chase has filed suit in New York, NY, but it has not served the Company to date.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the $70,000 in our accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2010 or 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split of the issued and outstanding common stock of the Company, on a one-for-five thousand, five hundred basis (1:5,500)(the “Reverse Stock-Split”).

Also, on December 1, 2010, we effected an amendment to  our Articles of Incorporation (the “Articles”) to decrease the authorized common stock by 24 billion shares of common stock for a resulting aggregate total of 1 billion authorized shares of common stock (the “Amendment to the Articles”).

Both the Reverse-Stock Split and the Amendment to the Articles were approved in September 2010 by the written consent of a majority of our voting capital stock.  As of the record date, before giving effect to the Reverse Split, we had 11,573,807,619 shares of common stock of the Company issued and outstanding and 27,500,000 shares of Series A Preferred.  The consenting stockholders held 25,000,000 shares of Series A Preferred Stock providing a total of 25,000,000,000 votes.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the Pink Over-the-Counter Markets, Inc. under the symbol “GBOE”.  Our common stock was previously traded on the Over-the-Counter Bulletin Board market and was previously quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “GBOE.”  The following table represents the range of the high and the low closing prices, as quoted on the Pink Sheets or the OTC Bulletin Board, as applicable, for each fiscal quarter for the fiscal years ended September 30, 2010 and 2009.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.   On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).  All per share amounts included in the table below have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Also on December 1, 2010, we effected an amendment to  our Articles of Incorporation (the “Articles”) to decrease the authorized common stock by 24 billion shares of common stock for a resulting aggregate total of 1 billion authorized shares of common stock (the “Amendment to the Articles”).

Both the Reverse Stock-Split and the Amendment to the Articles were approved in September 2010 by the consent of a majority of the voting capital stock of the Company.

	HIGH BID	LOW BID
Fiscal year ended September 30, 2010
December 31, 2009	$4.95	$1.10
March 31, 2010	2.75	0.55
June 30, 2010	2.20	0.55
September 30, 2010	0.55	0.55

Fiscal year ended September 30, 2009
December 31, 2008	$82.50	$8.25
March 31, 2009	66.00	22.00
June 30, 2009	51.15	8.80
September 30, 2009	17.05	2.75

As of January 10, 2011, we had 5,286,314 shares of common stock issued and outstanding and had 118 stockholders of record.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  In July 2010, an aggregate of approximately $101,500 of these convertible notes were converted into approximately 369, 091 shares of our common stock at their stated conversion rate.

In January 25, 2010, we entered into a 12-month consulting services contract with a member of our board of directors, Clayton Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

In July 2010, we entered into an agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 109,091 shares of our common stock, valued at $0.55 per share, for prior investor relations services.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000. In August 2010, this convertible note was converted into 181,819 shares of our common stock at its stated conversion rate.

In August 2010, the $223,000 convertible bridge loan due to BNA Capital Holdings LLC was converted into 82 shares of our common stock in accordance with its stated conversion rate.

On September 20, 2010, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $55,000.   On September 29, 2010, the note was converted to 200,000 shares of our common stock at its stated conversion price of $0.28 per share.

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,819 shares at their stated conversion rate of $0.14.

In December 2010, accounts payable due to Otto Law Group were assigned to a company owned by a stockholder of the Company and we entered into convertible promissory notes in principal amount of $50,000.  In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services.

On December 13, 2010, David M. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis.

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes in the aggregate amount, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert. The default rate of interest for both notes is 18%.

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

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with the Company having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010, and under the September 9, 2010 Amendment, the parties agreed to further extend the Closing Date to November 30, 2010.

On November 30, 2010, we entered into an additional amendment to our Stock Purchase Agreement with Collins, dated March 31, 2010, previously amended on June 1, 2010, July 14, 2010 and on September 9, 2010, for the purchase of 100% of the issued and outstanding capital stock of Collins (the “November 30, 2010 Amendment”).  Under the November 30, 2010 Amendment, the parties agreed to extend the Closing Date from November 30, 2010 to the date that is 90 days following the date that Collins enters into a new Master Services Agreement with its major customer, or such earlier date if mutually agreed upon between the Company and Collins.  This has not yet occurred.

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

On October 5, 2010, we entered into and closed an equity purchase agreement (the “Magna Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC (“Magna”).  Under the Magna Purchase Agreement, the parties agreed to a total purchase price of up to $3.2 million (the “Purchase Price Consideration”), which Purchase Price Consideration shall be adjustable, and based in significant part, upon Magna’s stated 12-month trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of August 31, 2010 (the “Stated 12-Month EBITDA”).

The Purchase Price Consideration shall be adjustable downward, in the event that the verifiable 12-month trailing EBITDA determined as of December 31, 2010, is lower than Magna’s stated 12-Month EBITDA by more than 10%, proportionally to the EBITDA short-fall (the “EBITDA Adjustment”).  Completion of the acquisition of Magna is subject to meeting certain terms and conditions of the Magna Purchase Agreement, including our delivery of the Purchase Price Consideration, which is payable as follows:

(i)
A cash deposit of $100,000, as a non-refundable down payment (the “Down Payment”) on, and credit toward, the Purchase Price Consideration within ten (10) days following the October 5, 2010 closing date of the Magna Purchase Agreement, which we have not paid as of the date of this filing;

(ii)
8% Promissory Notes to the principals of Magna with a total face value of $3.1 million with maturity dates of December 31, 2010 (the “Take-Out Notes”).  The Take-Out Notes shall be prorated for any required EBITDA Adjustment, as determined on December 31, 2010.  We have not delivered the Take Out Notes, and the parties remain in discussions regarding the form and delivery of the Purchase Price Consideration; and

(iii)	Certain current managers of Magna shall receive employment agreements to remain employed on a full time basis for three years following payment of the Take-Out Notes.

Additionally, the Magna Purchase Agreement requires that Magna have Working Capital of $350,000 upon payment of the Take-Out Notes.  If at the retirement of the Take-Out Notes the Working Capital is less than $350,000, then we shall reduce the Take-Out Notes by the amount of the difference.  Excess Working Capital shall be distributed to the sellers of Magna.

Magna, its principals and management also pledge and agree not to compete with the business of Magna, nor within Magna’s industry anywhere in the following states for a period of five (5) years; Colorado, Utah, Arizona, New Mexico, and Wyoming.

Completion of the Magna Purchase Agreement is also conditioned upon our receipt of acceptable results of environmental surveys of Magna’s assets, including a “Phase I” Environmental Survey.  This has not yet occurred.

Magna, located in Aztec, New Mexico, sells and applies environmentally acceptable chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  Magna provides technical solutions that enhance productivity and well efficiency.  Magna’s chemical-blend composites are customized to the needs of the client, based on samples taken from the specific wells to be serviced, and enable targeted treatments to resolve various problems inherent in “in-stream” production.

We expect to complete the acquisitions of Collins and Magna during the second quarter of 2011, subject to receipt of financing for the purchases.

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

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies existing disclosure requirements about fair value measurements, and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our financial statements.

Liquidity, Going Concern and Capital Resources

As of September 30, 2010, we had a deficit accumulated during the development stage of approximately $25.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $2.4 million as of September 30, 2010, and we have no cash. We have received an opinion for the fiscal years ended September 30, 2010 and 2009 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and Magna, both of which require significant cash payments.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $672,000 and $247,000 in our operating activities in the years ended September 30, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the years ended September 30, 2010 and 2009, respectively.

Our financing activities provided cash of approximately $672,000 and $247,000 in the years ended September 30, 2010 and 2009, respectively.  Changes in cash from financing activities are proceeds from advances, stockholder payment of expenses and proceeds from issuance of notes payable.

Notes in Default

Our principal sources of funding to-date have been private placements of our common stock and warrants and notes payable.  As of the date of this filing, our $100,000 note payable from Sausalito Capital Partners (a shareholder of the Company) which we originally executed in February 2007 is in default.  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of November 14, 2008 or within two days of the Company completing a private placement of at least $3.0 million.  A warrant to purchase 1 share of our common stock was issued to the investor in connection with the execution of the note.  The warrant was granted with an initial exercise price of $27,500per share, valued at $17,000 and expensed over the life of the note payable as interest expense.  The warrant expired in February 2009.

As of the date of this filing, our note payable agreement with Tatum, LLC (“Tatum”) is in default and carries a default interest rate of 13.5% per annum. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carried an interest rate of 10% compounded annually. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $4,125.00 per share or the 10 day volume weighted average of the closing bid and ask prices.

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

In March 2010, we entered into a promissory note with David M. Otto, the principal of Otto Law Group, a stockholder and the principal of Otto Law Group, a related party, in the principal amount of $20,000 at an interest rate of 8% per annum, due on or before March 23, 2011.  The default rate of interest is 10%.

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled. While the company did not repay the CKNS Capital Group, LLC, prior to the expected maturity date, the Company and CKNS Capital Group, LLC are currently renegotiating an extended maturity date.

In June and July 2010, we received an aggregate of approximately $174,000 in other advances.  The advances bear interest at 8% per annum.

In September 2010, we entered into a promissory note with Otto Capital, a stockholder, in the principal amount of $1,000 at an interest rate of 8% per annum, due on or before September 30, 2011.  The default rate of interest is 10%.

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,819 shares at their stated conversion rate of $0.14.

In November 2010, we entered into promissory notes with Otto Law Group, a related party, in the aggregate principal amount of $125 and $2,315 at an interest rate of 10% per annum, due on or before November 18, 2011 and November 29, 2011, respectively.

In December 2010, accounts payable due to Otto Law Group were assigned to a company owned by a stockholder of the Company and we entered into convertible promissory notes in principal amount of $50,000.  In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes in the aggregate amount, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert. The default rate of interest for both notes is 18%.

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

Results of Operations

In the years ended September 30, 2010 and 2009, we incurred net losses of approximately $2,752,000 and $1,188,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the years ended September 30, 2010 and 2009.

Operating Expenses.  Operating expenses increased to $2,118,000 in the year ended September 30, 2010, from $840,000 in the year ended September 30, 2009, due primarily to the following:

•	Acquisition-related expenses were $60,000 in the current year compared to zero in the prior year.
•	Legal expenses increased approximately $354,000 from approximately $547,000 in the prior year to $901,000 in the current year.
•	Executive compensation increased approximately $468,000, including $50,000 in stock based compensation, to approximately $645,000 in the current year compared to $177,000 in the prior year.
•	Accounting and audit related expenses increased approximately $338,000 in the current year due to our efforts to bring our filings current with the SEC.

Interest Expense.  Interest expense increased from $348,000 in the prior year to $634,000 in the current year, due primarily to amortization of the beneficial conversion feature related to convertible liabilities.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeoBio Energy, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoBio Energy, Inc. and Subsidiaries (a development stage company) ("the Company"), as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 1, 2004, (date of inception) through September 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoBio Energy, Inc., and Subsidiaries (a development stage company) as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the period from November 1, 2004 (date of inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a deficit accumulated during the development stage of approximately $25.3 million and a working capital deficit of approximately $2.4 million as of September 30, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
January 13, 2011

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$-	$-
Prepaid Expenses	100	-
Total current assets	100	-
Total assets	$100	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,041	$771
Convertible notes payable, current portion	78	28
Notes payable	106	106
Notes payable to related parties	51	-
Advances	252	68
Total current liabilities	2,528	973

Convertible notes payable, long-term, net of discount of $0 and $409, respectively	-	348

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value; 100,000,000 shares authorized;
30,000,000 and 10,000,000 shares designated as Series A at September 30, 2010 and
September 30, 2009, respectively: 27,500,000 and 5,000,000 issued and outstanding
at September 30, 2010 and 2009, respectively	110	20
Common stock and additional paid-in capital, $0.001 par value; 25,000,000,000 and
5,000,000,000 shares authorized, respectively: 2,304,420 and 263,428
issued and outstanding at September 30, 2010 and 2009, respectively	22,724	21,169
Deficit accumulated during the development stage	(25,262)	(22,510)
Total stockholders' equity (deficit)	(2,428)	(1,321)
Total liabilities and stockholders' equity (deficit)	$100	$-

See Notes to Consolidated Financial Statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception (November 1, 2004) Through September 30, 2010
	For the years ended September 30,
	2010	2009
	(in thousands, except share and per share amounts)

Sales	$-	$-	$12
Cost of sales	$-	-	54
Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	31	103
General and administrative	2,118	809	21,946
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	2,118	840	24,012
Loss from operations	(2,118)	(840)	(24,054)
Interest expense	(634)	(348)	(1,208)
Net loss	$(2,752)	$(1,188)	$(25,262)
Net loss per common share - basic and diluted	$(2.80)	$(15.32)
Shares used in computing net loss per share -
basic and diluted	981,740	77,541

See Notes to Consolidated Financial Statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount		Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	$110	2,304,420	$22,724	$(25,262)	$(2,428)

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2010	For the Year Ended September 30, 2009	From Inception (November 1, 2004) through September 30, 2010
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(2,752)	$(1,188)	$(25,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	581	324	984
Non-cash stock-based compensation for consulting, director fees and other expenses	152	53	16,965
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	-	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	(100)	-	(100)
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	1,447	564	3,250
Net cash used in operating activities	(672)	(247)	(2,297)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	224	-	542
Repayment of advances	(54)	-	(54)
Stockholder contributions and payment of expenses on behalf of the Company	401	24	425
Borrowings on notes payable	50	223	555
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	51	-	551
Net cash provided by financing activities	672	247	2,774
Net Change In Cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$-	$23	$23
Common and preferred shares issued on conversion of liabilities	$919	$219	$1,408
Conversion of accounts payable to notes payable	$45	$534	$607
Beneficial conversion feature of convertible liabilities	$173	$733	$906
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note payable extension fee	$-	$-	$(75)

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

In March 2008, we completed our Share Exchange with GeoAlgae Technologies, Inc. (“GeoAlgae”) and acquired GeoAlgae as a wholly owned subsidiary.  GeoAlgae was a recently formed company and its net assets at the date of acquisition were nil. The entire purchase price was allocated to intangible assets which in total constituted a business plan. The intangible assets were subsequently deemed to be impaired.  GeoAlgae is not currently an operating company.

As further discussed in Note 6, Stockholders’ Equity (Deficit), on December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).

Both the Reverse Stock-Split and the Amendment to the Articles were approved in September 2010 by the consent of a majority of the voting capital stock of the Company.

All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Acquisitions in Process

On July 14, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”).

The closing was originally scheduled to take place on or before June 1, 2010 (the “Closing Date”), with the Company having the right and option to extend the Closing Date until July 1, 2010 (the “Extended Closing Date”), in exchange for an additional, non-refundable down payment (the “Down Payment”) of $50,000.  Under the June 1, 2010 amendment, we agreed, in exchange for extending the Closing Date to July 16, 2010, that the Down Payment would be treated as an additional payment of consideration, raising the total purchase price of Collins from (i) $8,000,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000 to (i) $8,050,000 in cash and (ii) a Five (5) year, 8% Subordinated Promissory Note in the amount of $2,500,000.  Under the July 14, 2010 Amendment, the parties agreed to extend the Closing Date to September 15, 2010, and under the September 9, 2010 Amendment, the parties agreed to further extend the Closing Date to November 30, 2010.

On November 30, 2010, we entered into an additional amendment to our Stock Purchase Agreement with Collins, dated March 31, 2010, previously amended on June 1, 2010, July 14, 2010 and on September 9, 2010, for the purchase of 100% of the issued and outstanding capital stock of Collins (the “November 30, 2010 Amendment”).  Under the November 30, 2010 Amendment, the parties agreed to extend the Closing Date from November 30, 2010 to the date that is 90 days following the date that Collins enters into a new Master Services Agreement with its major customer, or such earlier date if mutually agreed upon between the Company and Collins.  This has not yet occurred.

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

On October 5, 2010, we entered into and closed an equity purchase agreement (the “Magna Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC (“Magna”).  Under the Magna Purchase Agreement, the parties agreed to a total purchase price of up to $3.2 million (the “Purchase Price Consideration”), which Purchase Price Consideration shall be adjustable, and based in significant part, upon Magna’s stated 12-month trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of August 31, 2010 (the “Stated 12-Month EBITDA”), of $833,349.

The Purchase Price Consideration shall be adjustable downward, in the event that the verifiable 12-month trailing EBITDA determined as of December 31, 2010, is lower than Magna’s stated 12-Month EBITDA by more than 10%, proportionally to the EBITDA short-fall (the “EBITDA Adjustment”).  Completion of the acquisition of Magna is subject to meeting certain terms and conditions of the Magna Purchase Agreement, including our delivery of the Purchase Price Consideration, which is payable as follows:

(i)
A cash deposit of $100,000, as a non-refundable down payment (the “Down Payment”) on, and credit toward, the Purchase Price Consideration within ten (10) days following the October 5, 2010 closing date of the Magna Purchase Agreement, which we have not yet paid;

(ii)
8% Promissory Notes to the principals of Magna with a total face value of $3.1 million with maturity dates of December 31, 2010 (the “Take-Out Notes”).  The Take-Out Notes shall be prorated for any required EBITDA Adjustment, as determined on December 31, 2010.  We have not delivered the Take Out Notes, and the parties remain in discussions regarding the form and delivery of the Purchase Price Consideration; and

(iii)	Certain current managers of Magna shall receive employment agreements to remain employed on a full time basis for three years following payment of the Take-Out Notes.

Additionally, the Magna Purchase Agreement requires that Magna have Working Capital of $350,000 upon payment of the Take-Out Notes.  If at the retirement of the Take-Out Notes the Working Capital is less than $350,000, then we shall reduce the Take-Out Notes by the amount of the difference.  Excess Working Capital shall be distributed to the sellers of Magna.

Magna, its principals and management also pledge and agree not to compete with the business of Magna, nor within Magna’s industry anywhere in the following states for a period of five (5) years; Colorado, Utah, Arizona, New Mexico, and Wyoming.

Completion of the Magna Purchase Agreement is also conditioned upon our receipt of acceptable results of environmental surveys of Magna’s assets, including a “Phase I” Environmental Survey.  This has not yet occurred.

Magna, located in Aztec, New Mexico, sells and applies environmentally acceptable chemical blends used to maintain, clean and improve the operating efficiency of natural gas and oil wells.  Magna provides technical solutions that enhance productivity and well efficiency.  Magna’s chemical-blend composites are customized to the needs of the client, based on samples taken from the specific wells to be serviced, and enable targeted treatments to resolve various problems inherent in “in-stream” production.

We expect to complete the acquisitions of Collins and Magna during the second quarter of 2011, subject to receipt of financing for the purchases.

Going Concern

The consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, we are considered to be in the development stage in accordance with the Financial Accounting Standards Board (“FASB”) authoritative literature regarding accounting and reporting by development stage enterprises.

As of September 30, 2010, we had a deficit accumulated during the development stage of approximately $25.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $2.4 million as of September 30, 2010 and we have no cash. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. We are still in the early stages of executing our business strategy.  Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Collins and Magna, both of which require significant cash payments.  We require additional financing to execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  Tax years from 2004 to 2010 are subject to audit.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

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

Fair Value of Financial Instruments

The carrying value of accounts payable and accrued expenses, advances payable – related parties and current notes payable approximate their fair value because of the short-term nature of these instruments.  The carrying value of the BNA Holdings note payable, which at September 30, 2009 was included in long-term notes payable, approximates its fair value because the interest rate of the note approximates market interest rates.  The fair value of the other long term notes payable at September 30, 2009 is not determinable due to the unique nature of the terms associated with the notes.

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies existing disclosure requirements about fair value measurements, and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on our financial statements.

Note 3.  Related Party Transactions

David M. Otto, a principal at The Otto Law Group, served as Secretary and as a director of the Company through July 15, 2009.  We recorded approximately $901,000 and $580,000 (including $33,000 in finance charges) and $2,035,000 in legal fees to The Otto Law Group for the fiscal years ended September 30, 2010 and 2009 and for the period from inception to September 30, 2010 as general and administrative expenses.    As of September 30, 2010 and 2009, approximately $877,000 and $58,000 in fees to Otto Law Group were unpaid.  See Note 9, Subsequent Events.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.55 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. See Note 5, Notes Payable.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.   See Note 5, Notes Payable.

In June 2009, accounts payable to the Otto Law Group were assigned to Mr. Otto in the aggregate amount of $10,000 and were converted into 2,500,000 shares of our preferred stock.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  See Note 5, Notes Payable.

During the fiscal year ended September 30, 2009, accounts payable in the aggregate amount of approximately $176,000 due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 254,946 shares of our common stock.  During the year ended September 30, 2010, an additional approximately $118,000 of accounts payable due to Otto Law Group, a related party, was assigned to certain other related parties and was converted into 114,546 shares of our common stock.

In June 2009, accounts payable due to our CEO at the time, Mr. Gary DeLaurentiis, in the aggregate amount of $10,000 were converted into 2,500,000 shares of our preferred stock.

On September 23, 2009, we appointed Lance Miyatovich as President and Chief Executive Officer and as a director of the Company.  We also entered into a 36-month employment agreement with Mr. Miyatovich for $240,000 per year.  On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At September 30, 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

As of September 30, 2010, related party advances and accrued interest totaled approximately $74,000. All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $8,000 are included in advances payable.   We also received an aggregate of approximately $174,000 from certain other parties in the form of advances and which are also included in Advances in the accompanying consolidated balance sheets, together with accrued interest of approximately $4,000.  We intend to repay the advances.

Employment Agreements

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Mr. Coloris was appointed as Senior V.P. of Corporate Development and Finance.

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing. At September 30, 2010, we owed Mr. Sams approximately $91,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Joseph Titus –On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Titus approximately $76,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Daniel approximately $83,500 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Shelver Consulting Agreement

In January 25, 2010, we entered into a 12-month consulting services contract with a member of our board of directors, Clayton Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

Preferred Stock Issuances

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, a related party, was assigned to a former member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a former director, for management consulting services valued at $40,000, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the three months ended March 31, 2010.

Note 4.  Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive.

The following numbers of common shares have been excluded (as of September 30), in thousands:

	2010	2009

Series A Preferred Stock	27,500	5,000
Warrants	-	-
Options	-	-
Convertible debentures	-	1,651
Total	27,500	6,651

In March 2008, we entered into a note payable with Tatum, LLC (“Tatum”) in settlement of approximately $28,000 then owed to Tatum for employment related consulting services previously recorded in accounts payable.  The note payable is convertible at any time into shares of our common stock at the lesser of $4,125 per share or the 10-day volume weighted average of the closing bid and ask prices of our common stock.  We have stated the amount in the table above at a conversion price of $4,125 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.55 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.   Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the three months ended March 31, 2010, all of these convertible notes were converted into 290,910 shares of our common stock at their stated conversion rate. The amounts in the table above at September 30, 2009 are stated at the stated conversion price of $0.55.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.    Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During May through July 2010, certain of these convertible notes were converted into approximately 1,140,000 shares of our common stock at their stated conversion rate. The amounts in the table above at September 30, 2009 are stated at the stated conversion price of $0.28.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 181,819 shares of our common stock at its stated conversion rate. The amounts in the table above at September 30, 2009 are stated at the stated conversion price of $0.28.

During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC under a convertible bridge loan.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $2,750 per share beginning April 7, 2010.    In August 2010, this convertible note was converted into 82 shares of our common stock. As such, the shares potentially issuable related to this convertible bridge loan are not reflected in the table above.

The shares potentially issuable under our convertible bridge loan agreement with CKNS Capital Group LLC are not included in the table above as the number of shares issuable on conversion is not determinable as of the date of this filing due to the contingent nature of the conversion feature.  See Notes Payable, Note 5.

See further discussion regarding notes payable at Note 5 and warrants at Note 6.

Note 5.   Notes Payable

At September 30, 2010 and 2009, notes payable were comprised of the following (in thousands):

	September 30,
	2010	2009
10% Convertible note payable due to CKNS Capital Group,
LLC, due 11/11/10	$50	$-
Convertible note payable due to Tatum, in default, 13.5% per
annum	28	28
10% Convertible notes, due 12/31/11, net of discount of $0
and $409, respectively	-	125
10% Convertible note payable to BNA Holdings, LLC	-	223
6% Note payable to Baer (formerly Sausalito), in default	106	106
Related Party Promissory Notes
8% Promissory note payable to Grandview Capital, due 1/22/11	15	-
8% Promissory note payable to Otto Law Group, due 1/22/11	15	-
8% Promissory note payable to David M. Otto, due 3/23/11	20	-
8% Promissory note payable to Otto Capital, due 9/30/11	1	-

	$235	$482

Baer (formerly Sausalito) Note Payable

Our $100,000 note payable from Sausalito Capital Partners (a shareholder of the Company) which we originally executed in February 2007 is in default.  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of November 14, 2008 or within two days of the Company completing a private placement of at least $3.0 million.  A warrant to purchase one (1) share of our common stock was issued to the investor in connection with the execution of the note.  The warrant was granted with an initial exercise price of $27,500 per share, valued at $17,000 and expensed over the life of the note payable as interest expense.  The warrant expired in February 2009.

Tatum Convertible Note Payable

As of the date of this filing, our note payable agreement with Tatum, LLC (“Tatum”) is in default and carries a default interest rate of 13.5% per annum. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carried an interest rate of 10% compounded annually. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $4,125 per share or the 10 day volume weighted average of the closing bid and ask prices.

Other Convertible Notes Payable

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.55 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $160,000.    During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $40,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the year ended September 30, 2010, all of these convertible notes were converted into shares of our common stock at their stated conversion rate.  During the year ended September 30, 2010, we recorded amortization of the beneficial conversion feature of approximately $120,000 as interest expense.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $324,000.  During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $81,000 as interest expense.  Principal and interest are due, if not previously converted by the holders, on or before December 31, 2011.  Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holders’ option, the holders may accelerate the amounts due under the promissory notes.  During the year ended September 30, 2010, certain of these convertible notes were converted into approximately 1,140,000 shares of our common stock at their stated conversion rate.   During the year ended September 30, 2010, we recorded amortization of the beneficial conversion feature of approximately $243,000 as interest expense.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in notes payable on the consolidated balance sheet as of September 30, 2009.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the year ended September 30, 2009, we recorded amortization of the beneficial conversion feature of approximately $4,000 as interest expense.  Principal and interest are due, if not previously converted by the holder, on or before December 31, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on August 14, 2008, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  In August 2010, this convertible note was converted into 181,819 shares of our common stock at its stated conversion rate.  During the year ended September 30, 2010, we recorded amortization of the beneficial conversion feature of approximately $46,000 as interest expense.

On September 20, 2010, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $55,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  September 20, 2010.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $55,000.  Principal and interest are due, if not previously converted by the holder, on or before September 1, 2011. Upon event of default, as defined in the promissory note agreement, the default interest rate is 18% per annum commencing on September 20, 2010, payable upon demand.  In addition, at the holder’s option, the holder may accelerate the amounts due under the promissory notes.  On September 29, 2010, this convertible note was converted into 200,000 shares of our common stock at its stated conversion rate.  During the year ended September 30, 2010, we recorded amortization of the beneficial conversion feature of approximately $55,000 as interest expense.

BNA Holdings, LLC Convertible Bridge Loan

In April 2009, we entered into an agreement with BNA Holdings, LLC, pursuant to which BNA Holdings, LLC was to loan us up to an aggregate of $500,000, payable after five years and bearing interest at a rate of 10% per annum.  The loan bears interest at a rate of 12% upon default.  During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC pursuant to the terms of this agreement.  No proceeds were received pursuant to this agreement during the year ended September 30, 2010.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $2,750 per share, beginning April 7, 2010.    In August 2010, this convertible note was converted into 82 shares of our common stock.

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

In September 2010, we entered into promissory notes with Otto Capital, a related party, in the principal amount of $1,000 at an interest rate of 8% per annum, due on or before September 30, 2011.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  The Principal Securities will be issued at a conversion price equal to 50% of the per share price of the Principal Securities sold in such Capital Financing; and (ii) a 3-year warrant for common stock for every two Principal Securities acquired by the investor (50% warrant coverage) in connection with the conversion of the convertible debenture.  Each warrant will have a strike price equal to 50% of the conversion price or 25% of the price of the Principal Securities sold in the Capital Financing.  The convertible debenture automatically converts upon the completion of the sale of the Principal Securities in the Capital Financing, or if not automatically converted, has a maturity date that is six months following the execution of the convertible debenture.  In the event that the convertible debenture is repaid, the warrants will be cancelled.  We analyzed the agreement in accordance with the authoritative literature with respect to derivatives related to the contingent conversion feature of the convertible debentures at a variable price.  According to our analysis, the resulting derivative was not material to the transaction or to the consolidated financial statements taken as a whole and accordingly no derivative liability is recorded as of September 30, 2010.  In January 2011, the agreement was amended such that the conversion feature was deleted in its entirety.  See Subsequent Events, Note 9.

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

On June 8, 2009, $10,000 of the accounts payable outstanding to The Otto Law Group, a related party, was assigned to a former member of our board of directors, David M. Otto, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 2,500,000 shares of our Series A Preferred Stock.  In addition, on June 8, 2009, $10,000 of accounts payable to our former CEO, Mr. Gary De Laurentiis, was also converted into 2,500,000 shares of our Series A Preferred Stock.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a former director, for management consulting services valued at $40,000, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

On December 13, 2010, Mr. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis.

Common Stock

On March 31, 2009, we amended our articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.  Then, on June 9, 2009, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 500,000,000 to 5,000,000,000.  On January 20, 2010, we further amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000.  On December 1, 2010, we effected an amendment to  our Articles of Incorporation (the “Articles”) to decrease the authorized common stock by 24 billion shares of common stock for a resulting aggregate total of 1 billion authorized shares of common stock (the “Amendment to the Articles”).

Common Stock Reverse Split

On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).

Both the Reverse Stock-Split and the Amendment to the Articles were approved in September 2010 by the consent of a majority of the voting capital stock of the Company.

As discussed in Note 1, all share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Common Stock Issuances — In January 2009, we issued 819 shares pursuant to the exercise of a warrant on a cashless basis.  In July 2010, we entered into an additional agreement with Vitello Capital Ltd., the successor in interest to 18KT-TV Communications, whereby we issued Vitello Capital Ltd. 109,091 shares of our common stock, valued at $0.55 per share, for prior investor relations services.

In January 2009, $11,000 of accounts payable due to a related party was converted into 455 shares of our common stock pursuant to an agreement at a conversion rate of $24.75.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $11,000 was recorded as interest expense in the year ended September 30, 2009.

In February 2009, $12,000 of accounts payable due to a related party was converted into 455 shares of our common stock pursuant to an agreement at a conversion rate of $27.50. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $12,000 was recorded as interest expense in the year ended September 30, 2009.

During the three months ended March 31, 2009, an additional aggregate of $1,500 of accounts payable due to Otto Law Group, a related party, were assigned to related parties and was converted to 2,788 shares of our common stock at a conversion rate of $0.55.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $1,500 was recorded as interest expense in the year ended September 30, 2009.

In May and June 2009, we issued an aggregate of 2,728 shares of our common stock upon conversion of accounts payable to related parties of $15,000 at a conversion rate of $5.50 and 10,000 shares of our common stock upon conversion of accounts payable to related parties of approximately $28,000 at a conversion rate of $2.75. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $43,000 was recorded as interest expense in the three months ended June 30, 2009.

During the year ended September 30, 2009, an additional aggregate of $46,000 of accounts payable to related parties was converted to 83,431 shares of our common stock at a conversion rate of $0.55.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $46,000 was recorded as interest expense in the year ended September 30, 2009.

In July 2009, we issued 155,091 shares of our common stock upon conversion of accounts payable to related parties of $85,000 at a conversion rate of $0.55.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $85,000 was recorded as interest expense in the year ended September 30, 2009.

In October 2009, we issued 25,455 shares of our common stock upon conversion of accounts payable to related parties of $28,000 at a conversion rate of $1.10, and 12,728 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.77. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $37,800 was recorded as interest expense in the year ended September 30, 2010.

In November 2009, we issued 12,728 shares of our common stock upon conversion of accounts payable to related parties of $14,000 at a conversion rate of $1.10, and 12,728 shares of shares of our common stock upon conversion of accounts payable to related parties of $9,800 at a conversion rate of $0.77. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $23,800 was recorded as interest expense in the year ended September 30, 2010.

In December 2009, we issued 50,910 shares of our common stock upon conversion of accounts payable to related parties of $56,000 at a conversion rate of $1.10. The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liabilities of $56,000 was recorded as interest expense in the year ended September 30, 2010.

As discussed in Note 5, Notes Payable, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the year ended September 30, 2010, all of these notes were converted to 290,910 shares of our common stock at their stated conversion price of $0.55 per share.

As discussed in Note 5, Notes Payable, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During the year ended September 30, 2010, an aggregate of $212,000 of these convertible notes were converted into approximately 770,910 shares of our common stock at their stated conversion rate.

As discussed in Note 5, Notes Payable, on December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  In July 2010, an aggregate of approximately $101,500 of these convertible notes were converted into approximately 369,091 shares of our common stock at their stated conversion rate.

As discussed in Note 5, Notes Payable, on July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000. In August 2010, this convertible note was converted into 181,819 shares of our common stock at its stated conversion rate.

As discussed in Note 5, Notes Payable, in August 2010, the $223,000 convertible bridge loan due to BNA Capital Holdings LLC was converted into 82 shares of our common stock in accordance with its stated conversion rate.

As discussed in Note 5, Notes Payable, on September 20, 2010, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $55,000.   The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $55,000 was recorded as interest expense in the year ended September 30, 2010.  On September 29, 2010, the note was converted to 200,000 shares of our common stock at its stated conversion price of $0.28 per share.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 228 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

Stock Options —Under the Equity Incentive Plan, we had granted options to purchase 19 shares of our common stock at an exercise price of $14,575 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, seven (7) options were vested and 12 options were forfeited as they were not vested.    The options expire on June 19, 2017.  The intrinsic value of these options at September 30, 2010 is nil based on the $0.55 closing market price of our common stock on that date.

Warrants — At September 30, 2009, there were warrants outstanding for the purchase of 435 shares of our common stock with a weighted average exercise price of $4,569.51.  A warrant to purchase 1 share of our common stock at an exercise price of $11,000 per share expired in February 2010. Warrants to purchase 111 and 13 shares of our common stock at an exercise price of $14,575 and $11,000 per share, respectively, are exercisable until June 2012 and a warrant to purchase 1 share of our common stock at an exercise price of $11,000 per share is exercisable until February 2013.  Warrants to purchase 131 shares of our common stock at an exercise price of $935 per share are exercisable until March 2013.  Warrants to purchase 182 shares of our common stock at an exercise price of $715 per share are exercisable until May 2018.  At September 30, 2010, there were warrants outstanding for the purchase of 434 shares of our common stock with a weighted average exercise price of $4,561.11.

		Weighted average exercise price
Warrants outstanding, September 30, 2008	491
Warrants expired	(1)
Warrants exercised	(910)
Warrants issued	910
Warrants cancelled	(55)
Warrants outstanding, September 30, 2009	435	$4,569.51
Warrants expired	(1)
Warrants exercised	0
Warrants issued	0
Warrants cancelled	0
Warrants outstanding, September 30, 2010	434	$4,561.11

Note 7.  Commitments and Contingencies

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of September 30, 2010 or 2009.

Stanton Chase Matter

We have further become aware of a potential matter involving an alleged breach of contract between the Company and Stanton Chase International (“Stanton Chase”) in New York, NY.  Stanton Chase has forwarded a demand to the Company for the payment of approximately $70,000, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputed the demand based on the fact that there is no record of having ever entered into a contract with Stanton Chase for an executive management search, and no management personnel was ever identified by Stanton Chase for the Company.  It appears that Stanton Chase has filed suit in New York, NY, but it has not served the Company to date.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the $70,000 in our accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2010 or 2009.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of September 30, 2010 in the accompanying consolidated balance sheets.

Note 8. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowance are as follows as of September 30 (in thousands):

Deferred tax assets:	2010	2009
Net operating loss carryforwards	$2,021	$1,199
Stock-based compensation	5,753	5,735
Intangible assets	426	450
Other	4	4
Total deferred tax assets	8,204	7,388
Valuation allowance	(8,204)	(7,388)
Deferred tax assets, net of allowance	$-	$-

The valuation allowance increased by approximately $816,000 and $293,000 during the years ended September 30, 2010 and 2009, respectively.

The difference between the tax at the statutory rate and no tax provision for the years ended September 30, 2010 and 2009 is primarily due to our full valuation allowance against our full deferred tax assets.

At September 30, 2010, we had net operating loss carryforwards for Federal income tax purposes of approximately $5.9 million to offset future taxable income that expire beginning in 2024.  Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 change of control provisions.

Note 9.  Subsequent Events

Decrease of the Outstanding Common Stock of the Company

On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).

Also on December 1, 2010, we effected an amendment to  our Articles of Incorporation (the “Articles”) to decrease the authorized common stock by 24 billion shares of common stock for a resulting aggregate total of 1 billion authorized shares of common stock (the “Amendment to the Articles”).

Both the Reverse Stock-Split and the Amendment to the Articles were approved in September 2010 by the consent of a majority of the voting capital stock of the Company.

As discussed in Note 1, all share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Management Changes

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Mr. Coloris was appointed as Senior V.P. of Corporate Development and Finance.

On October 8, 2010, Lance Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services.

Related Party Promissory Notes

In November 2010, we entered into promissory notes with Otto Law Group, a related party, in the aggregate principal amount of $125 and $2,315 at an interest rate of 10% per annum, due on or before November 18, 2011 and November 29, 2011, respectively.

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes in the aggregate amount, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert. The default rate of interest for both notes is 18%.

Conversion of Series A Preferred Stock to Common Stock

On December 13, 2010, Mr. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis.

Shares issued upon conversion of convertible liabilities

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,819 shares at their stated conversion rate of $0.14.

In December 2010, accounts payable due to Otto Law Group were assigned to a company owned by a stockholder of the Company and we entered into convertible promissory notes in principal amount of $50,000.  In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

CKNS Capital Group, LLC

In January 2011, our agreement was CKNS Capital Group was amended such that the conversion feature was deleted in its entirety.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

Management’s Assessment

Management has determined that, as of the September 30, 2010, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2010, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of September 30, 2010, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2011.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•	Remediation. We recently hired a new CEO and retained independent accounting consultants to assist the company in meeting its control objects.

•
Timing. Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2011.

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2011.

•

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2010, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2011.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at September 30, 2010, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2011.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of September 30, 2010.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended September 30, 2010.

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

•
Timing.  Due to lack of financial resources, management was unable to fully neither implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2011.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $10,000 for the year ended September 30, 2011.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended September 30, 2010, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2010:

Name	Age	Position(s)
Clayton Shelver	44	Director and Secretary
Lance Miyatovich (1)	48	Former President, Chief Executive Officer, Chief Financial Officer and Director
John Sams (2)	59	Chairman and Chief Executive Officer
Joseph Titus (3)	49	Chief Operating Officer
Douglas Daniel (4)	59	Senior Vice President of Corporate Development and Finance

(1)
On October 8, 2010, Lance Miyatovich resigned from his positions as director, President, Chief Executive Officer and Chief Financial Officer of the Company.   Mr. Miyatovich had served in his positions since September 23, 2009.

(2)
John Sams has been working with the Company under an employment offer letter since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Chairman, President and CEO of the Company on October 8, 2010.

(3)
Joseph J. Titus has been working with the Company under an employment offer letter since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Chief Operating Officer of the Company on October 8, 2010.

(4)
 Douglas A. Daniel has been working with the Company under an employment offer letter since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Senior Vice President of Corporate Development and Finance of the Company on October 8, 2010.

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

John L. Sams, is a seasoned, senior energy executive with 30 years experience in the oil, natural gas, energy, power, and process sectors. His extensive oil and gas experience covers the full range of upstream to downstream operations and includes: large project construction, engineering services, manufacturing, capital equipment and service companies, including more than 20 years at the senior management level.  He has held positions as President/CEO/Director of Environmental Elements Corp., an oil/gas related AMEX listed company; for Alfa Laval Colleco, a Swedish company; and as President/COO/Director of LPP Combustion; GTS Energy; and Raven Biofuels International. He has a B.S. in Civil Engineering from University of Missouri-Rolla and an MBA from Georgia State University.

Joseph J. Titus, is an accomplished executive with 25 years experience in the oil, natural gas, energy, power, chemical, and process sectors. His oil and gas experience ranges from the oil well to the refinery, and includes construction, maintenance, manufacturing, technology, equipment, and systems companies, including experience with start ups, operations, business development and organizational change/design with over 20 years at the senior management level.  He has held senior operations, project leadership, and sales positions with Environmental Elements Corp., an AMEX listed company; LLP Combustion, a clean-energy company; GTS Energy, a process heating company; multiple specialty chemical companies; and Raven Biofuels International. He has B.S. in Chemical Engineering and Paper Science from the University of Wisconsin – Stevens Point, and an MBA from Loyola College of Maryland.

Douglas A. Daniel, has over 25 years of experience in public accounting including accounting and audit services, mergers and acquisitions, consulting, and full-scale management consulting in a wide range of industries including chemicals, construction and manufacturing sectors. As the Managing Partner of a regional public accounting practice, he negotiated and orchestrated numerous domestic and international mergers and acquisitions in different industries.  In addition, he has been the Managing Partner of his own private investment fund and has lead the acquisition and sale of over fifteen companies in the past five years. He has served as director or strategic advisor and on the Audit Committee to numerous companies in various stages of development, from start-up to IPO, including roles on the Audit Committees of public companies.  Mr. Daniel is a licensed CPA, a Certified Valuation Analyst, and a graduate of Georgia State University with a BBA in Accounting/Finance.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  As of September 30, 2010 we had two (2) directors on our board of directors (the “Board”):  Clayton Shelver and Lance Miyatovich.

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

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for the fiscal years ended September 30, 2010 and 2009 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clayton Shelver, Director and Secretary	2010 2009	- 0- -0-	-0- -0-	$2,500(1) -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$2,500 -0-
Lance Miyatovich(2) Former Director, Chief Executive Officer, Chief Financial Officer and President	2010 2009	$220,000 -0-	-0- -0-	$50,000(3) -0-	-0- -0-	-0- -0-	-0- -0-	6,200(4) -0-	$276,200 -0-
Gary De Laurentiis(5) Former Chief Executive Officer	2010 2009	- 0- -0-	-0- -0-	-0- $10,000(6)	-0- -0-	-0- -0-	-0- -0-	-0- $158,000(7)	-0- $168,000
John Sams(8) Consulting Executive Officer	2010 2009	$150,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 -0-
Joseph Titus(9) Consulting Executive Officer	2010 2009	$112,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$112,500 -0-
Doug Daniel(10) Consulting Executive Officer	2010 2009	$112,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$112,500 -0-

(1)
In January 25, 2010, we entered into a 12-month consulting services contract with Mr. Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

(2)
On October 8, 2010, Lance Miyatovich resigned from his positions as director, President, Chief Financial Officer and Chief Executive Officer of the Company, having previously served in those capacities since his appointment on September 23, 2009.

(3)
On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

(4)
Under the terms of Mr. Miyatovich’s employment contract, he is entitled to reimbursement for rent and life insurance premiums, which amounted to approximately $2,000 and $4,200, respectively, for 2010.

(5)
In March 2009, the Company appointed Gary M. De Laurentiis as Interim Chief Executive Officer of the Company.  On August 13, 2009, Mr. De Laurentiis resigned from his position as Chief Executive Officer of the Company.

(6)	In June 2009, accounts payable due to Mr. De Laurentiis, in the aggregate amount of $10,000 were converted into 2,500,000 shares of our preferred stock.

(7)	Mr. De Laurentiis was compensated as a consultant.

(8)
John L. Sams has been working with the Company since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Chairman, President and CEO of the Company on October 8, 2010.

(9)
Joseph J. Titus has been working with the Company since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Chief Operating Officer of the Company on October 8, 2010.

(10)
Douglas A. Daniel has been working with the Company since early 2010 to facilitate the expected acquisition of businesses in the natural gas and oil services industry, and accepted formal appointment to the position of Senior Vice President of Corporate Development and Finance of the Company on October 8, 2010.

Narrative Disclosure to the Summary Compensation Table

We had employment agreements with certain of our executives. These agreements are summarized below.

John Sams Employment Agreement

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company conditioned upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $300,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Sams approximately $91,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Joseph Titus Employment Agreement

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At September 30, 2010, we owed Mr. Titus approximately $76,800 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Douglas Daniel Employment Agreement

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s contemplated reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing. At September 30, 2010, we owed Mr. Daniel approximately $83,500 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Employment Agreements with former executive officers

On October 8, 2010, Lance Miyatovich resigned from his positions as President, Chief Financial Officer and Chief Executive Officer and from his position as director of the Company.   At September 30, 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which wa

s included in accounts payable and accrued expenses in the consolidated balance sheet.

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

There were no outstanding equity awards to our named executive officers as of September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2010, the names and numbers of shares of common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of common stock and the names and number of shares beneficially owned by all of our directors and all of our current executive officers and directors as a group.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named.  The percentages in this table are based on a total of 2,304,420 shares outstanding as of September 30, 2010 after giving effect retroactively to the Reverse Split.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after September 30, 2010 is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common	Clayton Shelver	4,546(1)	0.2%
Series A Series A Series A Series A	Lance Miyatovich David M Otto MDBV Capital Partners, LLC Saratoga Capital Partners, LLC	12,500,000 6,250,000 6,250,000(2) 2,500,000	45.5% 22.75% 22.75% 9.1%
	All Officers and Directors as a Group	4,546 18,750,000	0.2% common 68% Preferred

(1)	Includes 4,546 shares of common stock owned by Mr. Shelver as of September 30, 2010.
(2)	MDBV Capital Partners, LLC, is a related party of David Coloris.

Securities Authorized for Issuance under Equity Compensation Plans

In August 2002,  we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 1,250,000 shares of our common stock for the grant of incentive and non-qualified stock options, as well as restricted stock awards.  As of September 30, 2010, there were vested options to purchase seven (7) shares of our common stock outstanding at a weighted average exercise price of $14,575 per share.  As of September 30, 2010, we had 2,304,420 shares outstanding and warrants to purchase 434 shares of our common stock at a weighted average exercise price of $4,561.11 per share were outstanding and exercisable.

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

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2010 was approximately $42,500.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2009 was approximately $66,000.

Audit-Related Fees

We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended September 30, 2010 or 2009.

Tax Fees

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2010.

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2009.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended September 30, 2010 and 2009.

ITEM 15.	EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.5	Agreement with TSG-LLC	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB filed February 22, 2007, 2006

10.6	Asset Purchase, Settlement and Mutual Release Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 21, 2007

10.7	Share Exchange with GeoAlgae Technology, Inc., dated January 10, 2008	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 15, 2008

10.8	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

10.9	Consulting Services Agreement with Joseph Martin, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed January 24, 2008

10.10	Consulting Services Agreement with Shropshire Capital Holdings, LLC, dated January 17, 2008	Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed January 24, 2008

10.11	Consulting Services Agreement with 18KT.TV, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed January 24, 2008

10.12	Consulting Services Agreement with Barry Davis, dated January 18, 2008	Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed January 24, 2008

10.13	Consulting Services Agreement with 144Media, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed January 24, 2008

10.14	Consulting Services Agreement with Capital Group Communications, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed January 24, 2008

10.15	Consulting Services Agreement with Focus Earth, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed January 24, 2008

10.16	Employment Agreement with Allen Perron, dated January 18, 2007	Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed January 24, 2008

10.17	Employment Agreement with Kenneth Bennett First Amendment to the Share Exchange	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed March 11, 2008

10.18	Agreement with GeoAlgae Technology, Inc., dated March 12, 2008	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed March 19, 2008

10.19	Share Exchange Agreement with EnviroPlastics Corporation, dated March 3, 2009	Incorporated by reference to Exhibit 10.19 of the Company's Form 8-K filed March 4, 2009

10.20	Amendment No. 1 to Share Exchange Agreement, dated June 24, 2009	Incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed June 25, 2009

10.21	Stock Purchase Agreement of Collins Construction, Inc. Dated March 29, 2010	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2010

10.22	Stock Purchase Agreement of H&M Precision Products, Inc. Dated March 30, 2010	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2010

10.23	Amendment No. 1 Stock Purchase Agreement of H&M Precision Products, Inc. Dated April 14, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.24	Amendment No. 2 to Stock Purchase Agreement of H&M Precision Products, Inc., dated May 27, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.25	Amendment No. 1 Stock Purchase Agreement of Collins Construction, Inc. Dated June 1, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.26	Amendment No. 3 to Stock Purchase Agreement of H&M Precision Products, Inc., dated July 1, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.27	Amendment No. 2 to Stock Purchase Agreement of Collins Construction, Inc., dated July 14, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.28	Amendment No. 3 to Stock Purchase Agreement of Collins Construction, Inc., dated September 9, 2010	Filed herewith

10.29	Stock Purchase Agreement of Magna Energy Services, LLC dated October 5, 2010	Filed herewith

10.30	Amendment to Magna Stock Purchase Agreement dated October 29, 2010	Filed herewith

10.31	Amendment No. 4 to Stock Purchase Agreement of Collins Construction, Inc., dated November 30, 2010	Filed herewith

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.1	Consent of Peterson Sullivan, PLLC, independent registered public accountants regarding Better Biodiesel, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.2	Consent of Schumacher and Associates, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

99.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

99.6	Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.7	Letter of Intent between Better Biodiesel, Inc., Ron and Mary Crafts, John, James and Lynn Crawford, and Culinary Crafts, LLC.	Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

99.8	Letter of Intent with GeoAlgae Technology, Inc.	Incorporated by reference by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

99.9	Press Release Dated March 7, 2008	Incorporated by reference to Exhibit 99.9 of the Company’s Form 8-K filed March 11, 2008

99.10	Press Release Dated October 10, 2010	Incorporated by reference to Exhibit 99.10 of the Company’s Form 8-K filed October 13, 2010

99.11	Press Release Dated October 13, 2010	Incorporated by reference to Exhibit 99.11 of the Company’s Form 8-K filed October 13, 2010

99.12	Press Release Dated December 1, 2010	Incorporated by reference to Exhibit 99.12 of the Company’s Form 8-K filed December 1, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2011	GeoBio Energy, Inc.

By: /s/ John Sams
John Sams

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ John Sams /January 13, 2011	Chief Executive Officer (principal executive officer),
John Sams	Chief Financial Officer (principal accounting officer)
and Chairman of the Board of Directors