Form 10-Q
period 2010-12-31
GeoBio Energy, Inc.
filed 2011-02-22
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 8, 2011, approximately 7,526,000 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and
		September 30, 2009…………………………………………………………………………………………………............	3

		Condensed Consolidated Statements of Operations
		(unaudited) for the three months and six months ended June 30, 2010
		and 2009 and for the period from inception
		to June 30, 2010.....……………………………………………………………………………...……….……….............	4

		Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)
		for the period from inception to June 30, 2010......……………………………………..………...................................	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the three
		months ended June 30, 2010 and 2009 and for the
		period from inception to June 30, 2010......………………………………………………………….............................	6

		Notes to Condensed Consolidated Financial Statements (unaudited) ……...................................................................	7

	Item 2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations………………………………………………………………………………………...............	23

	Item 4	Controls and Procedures…………………………………………………………………………………………….............	28

Part II	Other Information

	Item 1	Legal Proceedings……………………………………………………………………………………………........................	29

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds…………………………….……….................................	29

	Item 3	Defaults Upon Senior Securities………………………………………………………………………………....................	30

	Item 4	Submission of Matters to a Vote of Security Holders…………………………………………………............................	30

	Item 5	Other Information…………………………………………………………………………………………….……................	30

	Item 6	Exhibits………………………………………………………………………………………………………………………...	30

Signatures……………………………………………………………………………………………………………………………………….......			31

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	100	100
Total current assets	100	100
Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,372	$2,041
Convertible notes payable, net of discount of $10 and $0, respectively	834	78
Notes payable	106	106
Notes payable to related parties	342	51
Advances	258	252
Total current liabilities	2,912	2,528

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in-capital, $0.001 par value: 100,000,000 shares authorized;
30,000,000 shares designated as Series A at both December 31, 2010 and September 30,
2010; 27,100,000 and 27,500,000 issued and outstanding at December 31, 2010 and
September 30, 2010, respectively	109	110
Common stock and additional paid-in capital, $0.001 par value: 1,000,000,000 and
25,000,000,000 shares authorized, respectively; 5,286,240 and 2,304,420 issued and
outstanding at December 31, 2010 and September 30, 2010, respectively	23,858	22,724
Deficit accumulated during the development stage	(26,779)	(25,262)
Total stockholders' equity (deficit)	(2,811)	(2,428)
Total liabilities and stockholders' equity (deficit)	$100	$100

See Notes to Condensed Consolidated Financial Statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception (November 1, 2004) Through December 31, 2010
	For the three months ended December 31,
	2010	2009
	(in thousands, except share and per share amounts)

Sales	$-	$-	$12
Cost of sales	-	-	54
Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	1,437	185	23,383
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	1,437	185	25,449
Loss from operations	(1,437)	(185)	(25,491)
Interest expense	(80)	(175)	(1,288)
Net loss	$(1,517)	$(360)	$(26,779)
Net loss per common share - basic and diluted	$(0.51)	$(1.10)
Shares used in computing net loss per share -
basic and diluted	2,958,967	326,780

See Notes to Consolidated Financial Statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In-Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount		Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	581,820	65	-	65
Beneficial conversion feature of convertible liabilities	-	-	-	75	-	75
Conversion of preferred stock to common stock	(400,000)	(1)	400,000	1	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	53		53
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(1,517)	(1,517)
	27,100,000	$109	5,286,240	$23,858	$(26,779)	$(2,812)

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009	From Inception (November 1, 2004) through December 31, 2010
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,517)	$(360)	$(26,779)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	65	162	1,049
Non-cash stock-based compensation for consulting, director fees and other expenses	940	-	17,905
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension fee on note payable	-	-	75
Impairment of assets	-	-	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	-	(100)
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	459	141	3,709
Net cash used in operating activities	(53)	(57)	(2,350)
Cash Flows From Investing Activity
Purchases of property and equipment	-	-	(477)
Net cash used in investing activity	-	-	(477)
Cash Flows From Financing Activities
Advances for Company expenses	-	-	542
Repayment of advances	-	-	(54)
Stockholder contributions and payment of expenses on behalf of the Company	53	57	478
Borrowings on notes payable	-	-	555
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	-	551
Net cash provided by financing activities	53	57	2,827
Net Change In Cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion of liabilities	$65	$118	$1,473
Conversion of accounts payable to notes payable	$1,120	$-	$1,727
Beneficial conversion feature of convertible liabilities	$75	$118	$981
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$-	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note payable extension fee	$-	$-	$(75)

See Notes to Condensed Consolidated Financial Statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2010

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

All share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Acquisitions in Process

On November 30, 2010, we entered into an additional amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010, July 14, 2010 and on September 9, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”). Under the November 30, 2010 Amendment, the parties agreed to extend the Closing Date from November 30, 2010 to the date that is 90 days following the date that Collins enters into a new Master Services Agreement with its major customer, or such earlier date if mutually agreed upon between the Company and Collins.  This has not yet occurred.

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

On February 4, 2011, we entered into an equity purchase agreement (the “Moody Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc. (“Moody”). Under the Moody Purchase Agreement, the parties agreed to a total purchase price equal to the product of (a) the earnings before interest, taxes, depreciation and amortization of Moody for the trailing 12-months prior to the closing date of the acquisition (the “Closing TTM EBITDA”) multiplied by (b) a factor of 3.5 (“Moody Purchase Price”), which shall be payable on the closing date as follows:

(i)	66.67% of the Purchase Price shall be payable in cash; and

(ii)
33.33% of the Purchase Price shall be payable in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay additional consideration based upon Moody’s performance during the two years following the closing of the acquisition, including:

(i)
98% of any increase in Moody’s TTM EBITDA above the Closing TTM EBITDA for the 12 months following closing date (“Year-1 TTM EBITDA”), 50% of which shall be payable in cash, 50% in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share; and

(ii)
17.5% of any increase in Moody’s TTM EBITDA above the Year-1 TTM EBITDA for the period that 12 through 24 months following closing date, payable 100% in our common stock of at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay a cash deposit of $50,000, payable within 30 days following the February 4, 2011 entry into the Moody Purchase Agreement, which shall be refundable during the initial 60-day due diligence period that commenced upon entry into the Moody Purchase Agreement, and which shall become a non-refundable down payment on, and credit toward, the Purchase Price should we determine the results of our due diligence to be satisfactory and continue to pursue the acquisition of Moody.

Under the Moody Purchase Agreement, we also agreed to provide the current President and CEO of Moody with a 3-year employment contract to remain President and CEO of Moody.  Moody’s current principals and management also pledge and agree not to compete with the business of Moody, nor within Moody’s industry anywhere in the following states for a period of five (5) years: Colorado, New Mexico, Utah, Arizona, Wyoming, Idaho, Montana and North Dakota.

The closing date is of the Moody Purchase Agreement is within 90 days following the February 4, 2011 entry into Moody Purchase Agreement, and is subject to our provision of the Purchase Price consideration and satisfactory due diligence, which shall include, among other things, Moody’s audited financial statements, which shall be provided at Moody’s initial expense, but reimbursable to the sellers of Moody upon closing of the acquisition, and other customary covenants.

Moody is a Colorado-based civil contractor servicing the oil and natural gas drilling and production industry in the Piceance Creek Basin of Colorado.

We expect to complete the acquisitions of Moody, Collins and Magna during the second quarter of 2011, subject to receipt of financing for the purchases.

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2010, we had a deficit accumulated during the development stage of approximately $26.8 million and expect to incur additional losses in the future. Our working capital deficit was approximately $2.8 million as of December 31, 2010 and we have no cash. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Moody, Collins and Magna, which require significant cash payments.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, DEP (through the date of disposition in December 2007) and GeoAlgae, and all intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2010, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2010 are not necessarily indicative of the results for the year ending September 30, 2011 or for any future period.

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

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive.

The following numbers of potential common shares have been excluded (as of December 31), in thousands:

	December 31,	December 31,
	2010	2009

Series A Preferred Stock	27,100	5,000
Convertible debentures	500	1,651
Total	27,600	6,651

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000, convertible into shares of our common stock at the lesser of a conversion price of $0.55 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from January 7, 2010 to February 17, 2010.  The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in the table above as of December 31, 2009. During the three months ended March 31, 2010, all of these convertible notes were converted into 290,910 shares of our common stock at their stated conversion rate. The amounts in the table above at December 31, 2009 are stated at the stated conversion price of $0.55.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in the table above as of December 31, 2009.  During May through July 2010, certain of these convertible notes were converted into approximately 1,140,000 shares of our common stock at their stated conversion rate. The amounts in the table above at December 31, 2009 are stated at the stated conversion price of $0.28.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in the table above as of December 31, 2009.  In August 2010, this convertible note was converted into 181,820 shares of our common stock at its stated conversion rate. The amounts in the table above at December 31, 2009 are stated at the stated conversion price of $0.28.

The shares potentially issuable under our convertible bridge loan agreement with CKNS Capital Group LLC, as amended in January 2011, are included in the table above at December 31, 2010 at the conversion price of $0.10.    See Notes Payable, Note 5.

The shares potentially issuable under our convertible promissory note with Otto Law Group, a related party, are not included in the table above as the number of shares issuable on conversion is not determinable as of the date of this filing.  The note is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

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

Note 4.  Related Party Transactions

Otto Law Group

David M. Otto, a principal at The Otto Law Group, is a stockholder of the Company.  We recorded approximately $272,000 and $130,000 and $2,307,000 in legal fees to The Otto Law Group for the three months ended December 31, 2010 and 2009 and for the period from inception to December 31, 2010 as general and administrative expenses.

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.

In November 2010, we entered into promissory notes with Otto Law Group in the aggregate principal amount of $125 and $2,315 at an interest rate of 10% per annum, due on or before November 18, 2011 and November 29, 2011, respectively.

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

As of December 31, 2010 and September 30, 2010, approximately $12,500 and $877,000 in fees to Otto Law Group were unpaid.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At both December 31, 2010 and September 30, 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Related Party Advances

As of December 31, 2010, related party advances and accrued interest totaled approximately $76,000. All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $7,000 are included in advances payable.   We also received an aggregate of approximately $174,000 from certain other parties in the form of advances and which are also included in Advances in the accompanying condensed consolidated balance sheets, together with accrued interest of approximately $8,000.  We intend to repay the advances.  See Note 9, Subsequent Events.

Employment Agreements

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Mr. Daniel was appointed as Senior V.P. of Corporate Development and Finance.

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.   At December 31, 2010 and September 30, 2010, we owed Mr. Sams approximately $156,900 and $91,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Joseph Titus –On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s  Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At December 31, 2010 and September 30, 2010, we owed Mr. Titus approximately $133,000 and $76,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At December 31, 2010 and September 30, 2010, we owed Mr. Daniel approximately $139,800 and $83,500, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Preferred Stock Conversions

In December 2010, Mr. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis.

Common Stock Issuances

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.

Note 5.   Notes Payable

At December 31, 2010 and September 30, 2010, notes payable were comprised of the following (in thousands):

	December 31,	September 30,
	2010	2010
10% Convertible note payable due to CKNS Capital Group,
LLC, due 7/12/11	$50	$50
Convertible note payable due to Tatum, in default, 13.5% per
annum	28	28
10% Convertible notes, due to ValueCorp, Inc., due 12/1/11,
net of discount of $10 and $0, respectively	-	-
12% Convertible note payable to Otto Law Group, due 12/22/11	756	-
6% Note payable to Baer (formerly Sausalito), in default	106	106
Related Party Promissory Notes
8% Promissory note payable to Grandview Capital, due 1/22/11	15	15
8% Promissory note payable to Otto Law Group, due 1/22/11	15	15
8% Promissory note payable to David M. Otto, due 3/23/11	20	20
8% Promissory note payable to Otto Capital, due 9/30/11	1	1
10% Promissory note payable to Otto Law Group, due 11/29/11	2	-
10% Promissory note payable to Otto Law Group, due 12/22/11	289	-

	$1,282	$235

Baer (formerly Sausalito) Note Payable

Our $100,000 note payable to Sausalito Capital Partners (a shareholder of the Company) which we originally executed in February 2007 is in default.  The interest rate on the note payable is 6% per annum.  Principal and accrued interest were due at the earlier of November 14, 2008 or within two days of the Company completing a private placement of at least $3.0 million.  A warrant to purchase one (1) share of our common stock was issued to the investor in connection with the execution of the note.  The warrant was granted with an initial exercise price of $27,500 per share, valued at $17,000 and expensed over the life of the note payable as interest expense.  The warrant expired in February 2009.

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

 Other Convertible Notes Payable

In October 2010, accounts payable due to Otto Law Group, a related party, were assigned to certain other parties, and we entered into convertible promissory notes in aggregate principal amount of $25,000, convertible into shares of our common stock at $0.14 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from October 8, 2010 to October 26, 2010.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $25,000. During the three months ended December 31, 2010, all of these convertible notes were converted into shares of our common stock at their stated conversion rate.  During the three months ended December 31, 2010, we recorded amortization of the beneficial conversion feature of $25,000 as interest expense.

In December 2010, accounts payable due to Otto Law Group, a related party, were assigned to Value Corp, Inc., and we entered into convertible promissory notes in aggregate principal amount of $50,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010. The notes are due December 1, 2011 unless previously converted and the default rate of interest is 18%.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000, which is being amortized as interest expense through maturity.  During the three months ended December 31, 2010, principal amounting to $40,000 was converted into 400,000 shares of our common stock.   During the three months ended December 31, 2010, we recorded amortization of the beneficial conversion feature of $40,000 as interest expense.

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

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  In January 2011, the CKNS Bridge Loan agreement was amended and the instrument was replaced with a 10% convertible promissory note with a conversion price of $0.10 per share, due July 12, 2011.

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

As discussed in Note 1, all share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

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

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000. In August 2010, this convertible note was converted into 181,820 shares of our common stock at its stated conversion rate.

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

In October 2010, accounts payable due to Otto Law Group, a related party, were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability of $25,000 was recorded as interest expense in the three months ended December 31, 2010.   These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.

In December 2010, accounts payable due to Otto Law Group, a related party, were assigned to a company owned by a stockholder of the Company and we entered into convertible promissory notes in principal amount of $50,000.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded related to the convertible liability was $50,000.   In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.  We recorded amortization of the beneficial conversion feature of $40,000 as interest expense for the three months ended December 31, 2010.

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 228 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

Stock Options —Under the Equity Incentive Plan, we had granted options to purchase 19 shares of our common stock at an exercise price of $14,575 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, seven (7) options were vested and 12 options were forfeited as they were not vested.  The options expire on June 19, 2017.  The intrinsic value of these options at December 31, 2010 is nil based on the $0.52 closing market price of our common stock on that date.

Warrants — At December 31, 2010 and September 30, 2010, there were warrants outstanding for the purchase of 434 shares of our common stock with a weighted average exercise price of $4,561.11.  Warrants to purchase 111 and 13 shares of our common stock at an exercise price of $14,575 and $11,000 per share, respectively, are exercisable until June 2012 and a warrant to purchase 1 share of our common stock at an exercise price of $11,000 per share is exercisable until February 2013.  Warrants to purchase 131 shares of our common stock at an exercise price of $935 per share are exercisable until March 2013.  Warrants to purchase 182 shares of our common stock at an exercise price of $715 per share are exercisable until May 2018.

Note 7.  Commitments and Contingencies

Stanton Chase

During the period under this quarterly report, in October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2010 or September 30, 2010.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of December 31, 2010 or September 30, 2010.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of December 31, 2010 and September 30, 2010 in the accompanying condensed consolidated balance sheets.

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

 Note 9.  Subsequent Events

Conversion of Series A Preferred Stock to Common Stock

In January 2011 and February 2011, an aggregate of 1,250,000 and 850,000 shares of Series A Preferred stock were converted to 1,250,000 and 850,000 shares of our common stock, respectively, on a 1:1 basis.

Related Party Advances

In January 2011, we issued 140,000 shares of our common stock for forbearance of advances totaling approximately $140,000.

Convertible Promissory Note

In January 2011, we entered into a promissory note in the principal amount of $25,000 at an interest rate of 10% per annum, due on or before July 12, 2011. The default rate of interest is 18%.

CKNS Capital Group, LLC Convertible Bridge Loan

In January 2011, the CKNS Bridge Loan agreement was amended and the instrument was replaced with a 10% convertible promissory note with a conversion price of $0.10 per share, due July 1, 2011.  See Note 5, Notes Payable.

Moody Purchase Agreement

On February 4, 2011, we entered into an equity purchase agreement (the “Moody Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc. (“Moody”). Under the Moody Purchase Agreement, the parties agreed to a total purchase price equal to the product of (a) the earnings before interest, taxes, depreciation and amortization of Moody for the trailing 12-months prior to the closing date of the acquisition (the “Closing TTM EBITDA”) multiplied by (b) a factor of 3.5 (“Moody Purchase Price”), which shall be payable on the closing date as follows:

(i)	66.67% of the Purchase Price shall be payable in cash; and

(ii)
33.33% of the Purchase Price shall be payable in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay additional consideration based upon Moody’s performance during the two years following the closing of the acquisition, including:

(i)
98% of any increase in Moody’s TTM EBITDA above the Closing TTM EBITDA for the 12 months following closing date (“Year-1 TTM EBITDA”), 50% of which shall be payable in cash, 50% in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share; and

(ii)
17.5% of any increase in Moody’s TTM EBITDA above the Year-1 TTM EBITDA for the period that 12 through 24 months following closing date, payable 100% in our common stock of at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay a cash deposit of $50,000, payable within 30 days following the February 4, 2011 entry into the Moody Purchase Agreement, which shall be refundable during the initial 60-day due diligence period that commenced upon entry into the Moody Purchase Agreement, and which shall become a non-refundable down payment on, and credit toward, the Purchase Price should we determine the results of our due diligence to be satisfactory and continue to pursue the acquisition of Moody.

Under the Moody Purchase Agreement, we also agreed to provide the current President and CEO of Moody with a 3-year employment contract to remain President and CEO of Moody.  Moody’s current principals and management also pledge and agree not to compete with the business of Moody, nor within Moody’s industry anywhere in the following states for a period of five (5) years: Colorado, New Mexico, Utah, Arizona, Wyoming, Idaho, Montana and North Dakota.

The closing date is of the Moody Purchase Agreement is within 90 days following the February 4, 2011 entry into Moody Purchase Agreement, and is subject to our provision of the Purchase Price consideration and satisfactory due diligence, which shall include, among other things, Moody’s audited financial statements, which shall be provided at Moody’s initial expense, but reimbursable to the sellers of Moody upon closing of the acquisition, and other customary covenants.

Moody is a Colorado-based civil contractor servicing the oil and natural gas drilling and production industry in the Piceance Creek Basin of Colorado.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, an amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:  1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to protect and defend our proprietary technology; (4) our ability to secure and retain management capable of managing growth; (5) our ability to raise necessary financing to execute our business plan; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) our ability to comply with all applicable federal, state and local government and international rules and regulations; and (8) other factors over which we have little or no control.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.  As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the caption “Forward-Looking Statements” in our most recent Annual Report on Form 10-K, as may be supplemented or amended from time to time, which we urge investors to consider. We have no duty to update, supplement or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Report.

Overview

On November 30, 2010, we entered into an amendment to our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010, July 14, 2010 and on September 9, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins (the “Amendment”). Under the November 30, 2010 Amendment, the parties agreed to extend the Closing Date from November 30, 2010 to the date that is 90 days following the date that Collins enters into a new Master Services Agreement with its major customer, or such earlier date if mutually agreed upon between the Company and Collins.  This has not yet occurred.

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

On February 4, 2011, we entered into an equity purchase agreement (the “Moody Purchase Agreement”) to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc. (“Moody”). Under the Moody Purchase Agreement, the parties agreed to a total purchase price equal to the product of (a) the earnings before interest, taxes, depreciation and amortization of Moody for the trailing 12-months prior to the closing date of the acquisition (the “Closing TTM EBITDA”) multiplied by (b) a factor of 3.5 (“Moody Purchase Price”), which shall be payable on the closing date as follows:

(i)	66.67% of the Purchase Price shall be payable in cash; and

(ii)
33.33% of the Purchase Price shall be payable in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay additional consideration based upon Moody’s performance during the two years following the closing of the acquisition, including:

(i)
98% of any increase in Moody’s TTM EBITDA above the Closing TTM EBITDA for the 12 months following closing date (“Year-1 TTM EBITDA”), 50% of which shall be payable in cash, 50% in our common stock at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share; and

(ii)
17.5% of any increase in Moody’s TTM EBITDA above the Year-1 TTM EBITDA for the period that 12 through 24 months following closing date, payable 100% in our common stock of at a per share price equal to the lesser of (a) the volume-weighted average closing-trading price per share of our common stock for the ten trading days immediately prior to the February 4, 2011 entry into the Moody Purchase Agreement and the ten trading days immediately following February 4, 2011 or (b) $0.55 per share.

We will also pay a cash deposit of $50,000, payable within 30 days following the February 4, 2011 entry into the Moody Purchase Agreement, which shall be refundable during the initial 60-day due diligence period that commenced upon entry into the Moody Purchase Agreement, and which shall become a non-refundable down payment on, and credit toward, the Purchase Price should we determine the results of our due diligence to be satisfactory and continue to pursue the acquisition of Moody.

Under the Moody Purchase Agreement, we also agreed to provide the current President and CEO of Moody with a 3-year employment contract to remain President and CEO of Moody.  Moody’s current principals and management also pledge and agree not to compete with the business of Moody, nor within Moody’s industry anywhere in the following states for a period of five (5) years: Colorado, New Mexico, Utah, Arizona, Wyoming, Idaho, Montana and North Dakota.

The closing date is of the Moody Purchase Agreement is within 90 days following the February 4, 2011 entry into Moody Purchase Agreement, and is subject to our provision of the Purchase Price consideration and satisfactory due diligence, which shall include, among other things, Moody’s audited financial statements, which shall be provided at Moody’s initial expense, but reimbursable to the sellers of Moody upon closing of the acquisition, and other customary covenants.

Moody is a Colorado-based civil contractor servicing the oil and natural gas drilling and production industry in the Piceance Creek Basin of Colorado.

We expect to complete the acquisitions of Moody, Collins and Magna during the second quarter of 2011, subject to receipt of financing for the purchases.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2010, we had a deficit accumulated during the development stage of approximately $26.8 million and expect to incur additional losses in the future. Our working capital deficit was approximately $2.8 million as of December 31, 2010 and we have no cash. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Moody, Collins and Magna which require significant cash payments.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $53,000 and $57,000 in our operating activities in the three months ended December 31, 2010 and 2009, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the three months ended December 31, 2010 and 2009, respectively.

Our financing activities provided cash of approximately $53,000 and $57,000 in the three months ended December 31, 2010 and 2009, respectively, due to stockholder contributions and payment of expenses on behalf of the Company.

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

Recent Financing Activities

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.

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

Results of Operations

In the three months ended December 31, 2010 and 2009, we incurred net losses of approximately $1,517,000 and $360,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three months ended December 31, 2010 and 2009.

Operating Expenses.  Operating expenses increased to $1,437,000 in the three months ended December 31, 2010, from $185,000 in the three months ended December 31, 2009, due primarily to the following:
•
In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.

•	Legal fees were $272,000 in the current three month period compared with $130,000 in the prior comparable period due to acquisition-related activities and financing efforts.
•
Non-stock-based executive compensation was $40,000 in the prior year three month period compared to $187,000 in the current year three month period due to additional executive staff in the current year.

Interest Expense.  Interest expense decreased from $175,000 in the prior year to $80,000 in the current year, due primarily to decreased amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Sams, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of December 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of December 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period under this quarterly report, in October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended December 31, 2010 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

In October 2010, accounts payable due to Otto Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the periods ended December 31, 2010.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended December 31, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended:

On January 12, 2011, Lance Miyatovich converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Miyatovich, and David M. Otto converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Otto.  Also on January 12, 2011, David M. Otto assigned a total of 450,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 450,000 shares of our common stock.

On February 1, 2011, David M. Otto assigned a total of 750,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 750,000 shares of common stock of the company.  On February 2, 2011, Lance Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.

In January 2011, we issued 140,000 shares of our common stock for forbearance of advances totaling approximately $140,000.

In January 2011, we entered into a promissory note in the principal amount of $25,000 at an interest rate of 10% per annum, due on or before July 12, 2011. The default rate of interest is 18%.

In exchange for the cancellation of a $50,000.00 subscription agreement for a convertible debenture and warrants by CKNS Capital Group, LLC (“CKNS”) during May 2010, we issued a 10% Convertible Promissory Note in the amount of $50,000.00, with a maturity date of July 12, 2011, convertible at CKNS’s option into common stock of the company at $0.10  per share.

On February 4, 2011, we entered into the Moody Purchase Agreement, as detailed in the Management Discussion and Analysis, in Item 2, above.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 2011                                                                   GEOBIO ENERGY, INC.

By:  /s/ John Sams
       Chief Executive Officer, Chief Financial Officer,
       and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.29	Stock Purchase Agreement of Magna Energy Services, LLC dated October 5, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.30	Amendment to Magna Stock Purchase Agreement dated October 29, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.31	Amendment No. 4 to Stock Purchase Agreement of Collins Construction, Inc., dated November 30, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.32	Stock Purchase Agreement of Moody Construction & Sons, Inc., dated February 4, 2011, filed herewith.

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010.

99.11	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010.

99.12	Press Release Dated December 1, 2010, incorporated by reference to the Company’s Form 8-K filed December 1, 2010.

99.13	Press Release Dated February 7, 2011, incorporated by reference to the Company’s Form 8-K filed February 7, 2011.