Form 10-Q
period 2011-03-31
GeoBio Energy, Inc.
filed 2011-05-23
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13110 NE 177th Place # 169, Woodinville, WA	98072
(Address of principal executive offices)	(Zip Code)

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

As of May 5, 2011, approximately 11,951,000 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q

INDEX

Part I	Financial Information		Page
	Item 1.	Unaudited Financial Statements:
		Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010 …………………………………………………………………………..........	3
		Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2011 and 2010 and for the period from inception to March 31, 2011...............................................................................	4
		Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception to March 31, 2011 .........................................................................	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended March 31, 2011 and 2010 and for the period from inception to March 31, 2011 ...................................................................................................................................................	7
		Notes to Condensed Consolidated Financial Statements (unaudited) ...................................	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................................................	16
	Item 4.	Controls and Procedures ..............................................................................................................	19
Part II	Other Information
	Item 1.	Legal Proceedings ...........................................................................................................................	20
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .................................................	20
	Item 3.	Defaults Upon Senior Securities ....................................................................................................	20
	Item 4.	REMOVED AND RESERVED ........................................................................................................	20
	Item 5.	Other Information……………………………………………………………………….................	20
	Item 6.	Exhibits………………………………………………………………………………………...........	20
Signatures……………………………………………………………………………………………………………………………			21

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$31	$-
Prepaid expenses	5	100
Total current assets	36	100
Total assets	$36	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,647	$2,041
Convertible notes payable, net of discount of $42 and $0, respectively	878	78
Notes payable	106	106
Notes payable to related parties	374	51
Advances	264	252
Total current liabilities	3,269	2,528

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized;
30,000,000 shares designated as Series A at both March 31, 2011 and September 30, 2010;
25,000,000 and 27,500,000 issued and outstanding at March 31, 2011 and
September 30, 2010, respectively	100	110
Common stock and additional paid-in capital, $0.001 par value: 1,000,000,000 and
25,000,000,000 shares authorized, respectively; 7,726,240 and 2,304,420 issued and
outstanding at March 31, 2011 and September 30, 2010, respectively	24,016	22,724
Deficit accumulated during the development stage	(27,349)	(25,262)
Total stockholders' equity (deficit)	(3,233)	(2,428)
Total liabilities and stockholders' equity (deficit)	$36	$100

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception (November 1, 2004) Through March 31,
	For the six months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010	2011
	(in thousands, except share and per share amounts)

Sales	$-	$-	$-	$-	$12
Cost of sales	-	-	-	-	54
Gross profit (loss)	-	-	-	-	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	-	-	-	-	103
General and administrative	1,881	634	444	449	23,827
Depreciation and amortization	-	-	-	-	185
Impairment	-	-	-	-	1,585
Total operating expenses	1,881	634	444	449	25,893
Loss from operations	(1,881)	(634)	(444)	(449)	(25,935)
Interest expense	(206)	(324)	(126)	(149)	(1,414)
Net loss	$(2,087)	$(958)	$(570)	$(598)	$(27,349)
Net loss per common share - basic and diluted	$(0.42)	$(2.16)	$(0.08)	$(1.07)
Shares used in computing net loss per share -
basic and diluted	5,025,036	442,500	7,137,018	560,793

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Deficit Accumulated During Development Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)

Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	581,820	65	-	65
Beneficial conversion feature of convertible liabilities	-	-	-	112	-	112
Conversion of preferred stock to common stock	(2,500,000)	(10)	2,500,000	10	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	58		58
Issuance of common stock in connection with termination of Collins acquisition agreement	-	-	200,000	30		30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77		77
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,087)	(2,087)
Balance March 31, 2011	25,000,000	$100	7,726,240	$24,016	$(27,349)	$(3,233)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended March 31, 2011	For the Six Months Ended March 31, 2010	From Inception (November 1, 2004) through March 31, 2011
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(2,087)	$(958)	$(27,349)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	71	300	1,055
Non-cash stock-based compensation for consulting, director fees and other expenses	970	90	17,935
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	77	-	152
Impairment of assets	-	-	1,585
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	95	(50)	(5)
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	740	420	3,990
Net cash used in operating activities	(134)	(198)	(2,431)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	-	50	542
Repayment of advances	-	-	(54)
Stockholder contributions and payment of expenses on behalf of the Company	58	83	483
Borrowings on notes payable	107	15	662
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	50	551
Net cash provided by financing activities	165	198	2,939
Net Change In Cash	31	-	31
Cash, beginning of period	-	-	-
Cash, end of period	$31	$-	$31

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion of liabilities	$65	$118	$1,473
Conversion of accounts payable to notes payable	$1,120	$-	$1,727
Beneficial conversion feature of convertible liabilities	$112	$118	$1,018
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of related party note payable and accrued interest to common stock	$-	$(160)	$507
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$(77)	$-	$(152)
See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended March 31, 2011

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

As further discussed in Note 6, Stockholders’ Equity (Deficit), on December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).  The Reverse Stock-Split was approved in September 2010 by the consent of a majority of the voting capital stock of the Company.  All share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Acquisitions in Process

On February 28, 2011, we terminated our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010, July 14, 2010, September 9, 2010 and on November 30, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins. We have obtained a refund of a $50,000 down payment and in February 2011, we issued 200,000 shares of our common stock to the parties pursuant to the terms of the agreement as amended in connection with its termination.  No further consideration is due under the terms of the agreement.

As of the date of this filing, the parties have jointly stopped pursuing the completion of the October 2010 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC.

On April 25, 2011 we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2011, we had a deficit accumulated during the development stage of approximately $27.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.2 million as of March 31, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3.  Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, DEP (through the date of disposition in December 2007) and GeoAlgae, and all intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2010, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2011 are not necessarily indicative of the results for the year ending September 30, 2011 or for any future period.

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

The following numbers of potential common shares have been excluded (as of March 31), in thousands:

	2011	2010

Series A Preferred Stock	25,000	27,500
Convertible debentures	1,350	1,360
Total	26,350	28,860

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in the table above as of March 31, 2010.  During May through July 2010, certain of these convertible notes were converted into approximately 1,140,000 shares of our common stock at their stated conversion rate. The amounts in the table above at March 31, 2010 are stated at the stated conversion price of $0.28.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in the table above as of March 31, 2010.  In August 2010, this convertible note was converted into 181,820 shares of our common stock at its stated conversion rate. The amounts in the table above at March 31, 2010 are stated at the stated conversion price of $0.28.

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

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or into the principal securities sold in the Company’s next financing in excess of $5.0 million occurring within 120 days of the effective date of the note of February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.  The amounts in the table above at March 31, 2011 are stated at the stated conversion price of $0.10.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or into the principal securities sold in the Company’s next financing in excess of $5.0 million occurring within 120 days of the effective date of the note of March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.  The amounts in the table above at March 31, 2011 are stated at the stated conversion price of $0.10.

See further discussion regarding notes payable at Note 5.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, advances payable – related parties and notes payable approximate their fair value because of the short-term nature of these instruments.

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

Note 4.  Related Party Transactions

Otto Law Group and David M. Otto

David M. Otto, a principal at The Otto Law Group, is a stockholder of the Company.  We recorded approximately $167,000 and $439,000 in legal fees to The Otto Law Group for the three and six months ended March 31, 2011, respectively, and $202,000 and $332,000 for the three and six months ended March 31, 2010, respectively, and $2,474,000 in legal fees to the Otto Law Group for the period from inception to March 31, 2011 as general and administrative expenses.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a former director, for management consulting services valued at $40,000.  The value assigned to these shares was recorded to general and administrative expense during the three and six months ended March 31, 2010.

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

On December 13, 2010, Mr. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis. On January 12, 2011, David M. Otto converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Otto.  Also on January 12, 2011, David M. Otto assigned a total of 450,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 450,000 shares of our common stock.

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

In January 2011, we entered into a promissory note with Mr. Otto, a former director of the Company and a stockholder, in the principal amount of $25,000 at an interest rate of 8% per annum, due on January 12, 2012.  The note carries a default interest rate of 20%.

In January 2011, we entered into a promissory note with Mr. Otto, a former director of the Company and a stockholder, in the principal amount of $7,000 at an interest rate of 8% per annum, due on January 7, 2012.  The note carries a default interest rate of 18%.

As of March 31, 2011 and September 30, 2010, approximately $153,000 and $877,000 in fees to Otto Law Group were unpaid.

Lance Miyatovich

On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000. The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At both March 31, 2011 and September 30, 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

On January 12, 2011, Mr. Miyatovich converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Miyatovich, and on February 2, 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.

Related Party and Other Advances

As of March 31, 2011, related party advances and accrued interest totaled approximately $78,000. All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $8,000 are included in advances payable.   During the three months ended March 31, 2011, we received $1,000 from Otto Law Group for the payment of company expenses.

In the prior year, we also received an aggregate of approximately $174,000 from certain other parties in the form of advances and which are also included in Advances in the accompanying condensed consolidated balance sheets, together with accrued interest of approximately $12,000.  In January 2011, we issued 140,000 shares of our common stock for forbearance of these advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.

We intend to repay the advances.

Employment Agreements

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Mr. Daniel was appointed as Senior V.P. of Corporate Development and Finance.   Effective April 16, 2011, Mr. Sams resigned as President and Chief Executive Officer.  Also on April 16, 2011, Mr. Sams and Mr. Coloris submitted their resignations from their positions as members of our board of directors.

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Sams will also be entitled to an incentive option grant, representing not less than 6.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.    At March 31, 2011 and September 30, 2010, we owed Mr. Sams approximately $218,000 and $91,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Joseph Titus –On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At March 31, 2011 and September 30, 2010, we owed Mr. Titus approximately $189,000 and $76,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At March 31, 2011 and September 30, 2010, we owed Mr. Daniel approximately $196,000 and $83,500, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the three months ended March 31, 2010, all of these notes were converted to 290,910 shares of our common stock at their stated conversion price of $0.55 per share.

Note 5.   Notes Payable

At March 31, 2011 and September 30, 2010, notes payable were comprised of the following (in thousands):

	March 31,	September 30,
	2011	2010
10% Convertible note payable due to CKNS Capital Group,
LLC, due 7/12/11	$50	$50
Convertible note payable due to Tatum, 13.5% per annum, in default	28	28
10% Convertible notes, due to ValueCorp, Inc, due 12/1/11,
net discount of $7 and $0, respectively	3	-
12% Convertible note payable to Otto Law Group, due 12/22/11	756	-
6% Note payable to Baer (formerly Sausalito), in default	106	106
8% Convertible note, due to Fisher, due 2/25/12, net discount of $11
and $0, respectively	14	-
8% Convertible note, due to Whitcomb, due 3/13/12, net discount of $23
and $0, respectively	27	-
Related Party Promissory Notes
10% Promissory note payable to Grandview Capital, in default	15	15
10% Promissory note payable to Otto Law Group, in default	15	15
10% Promissory note payable to David M. Otto, in default	20	20
8% Promissory note payable to David M. Otto, due 1/7/12	7	-
8% Promissory note payable to David M. Otto, due 1/12/12	25	-
8% Promissory note payable to Otto Capital, due 9/30/11	1	1
10% Promissory note payable to Otto Law Group, due 11/29/11	2	-
10% Promissory note payable to Otto Law Group, due 12/22/11	289	-

	$1,358	$235

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

 Other Convertible Notes Payable

In December 2010, accounts payable due to Otto Law Group, a related party, were assigned to Value Corp, Inc., and we entered into convertible promissory notes in aggregate principal amount of $50,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010. The notes are due December 1, 2011 unless previously converted and the default rate of interest is 18%.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the three months ended December 31, 2010, principal amounting to $40,000 was converted into 400,000 shares of our common stock.   During the three months ended December 31, 2010, we recorded amortization of the beneficial conversion feature of $40,000 as interest expense.  During the three months ended March 31, 2011, we recorded amortization of the beneficial conversion feature of $2,500 as interest expense.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $12,500.  During the three months ended March 31, 2011, we recorded amortization of the beneficial conversion feature of $1,600 as interest expense.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $25,000.  During the three months ended March 31, 2011, we recorded amortization of the beneficial conversion feature of $2,000 as interest expense.

Related Party Promissory Notes

In January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, which was due on or before January 22, 2011. The note, which is in default, carries a default rate of interest of 10%.

In January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, was due on or before January 22, 2011.  The note, which is in default, carries a default rate of interest of 10%.

In March 2010, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $20,000 at an interest rate of 8% per annum, was due on or before March 23, 2011.  The note, which is currently in default, carries a default rate of interest of 10%.

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

In January 2011, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $25,000 at an interest rate of 8% per annum, due on or before July 12, 2011. The default rate of interest is 20%.

In January 2011, we entered into a promissory note with David M. Otto, a former director of the Company and a stockholder, in the principal amount of $7,000 at an interest rate of 8% per annum, due on January 7, 2012.  The note carries a default interest rate of 18%.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  In January 2011, the CKNS Bridge Loan agreement was amended and the instrument was replaced with a 10% convertible promissory note with a conversion price of $0.10 per share.

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

As disclosed in Note 4, in January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.

As disclosed in Note 1, in February 2011, we issued an aggregate of 200,000 shares of our common stock to parties related to the Collins acquisition.  The value of the shares of  $30,000 based on the closing price of our common stock of $0.15 on the date of issuance was recorded to general and administrative expense during the second quarter of 2011.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 228 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

Stock Options —Under the Equity Incentive Plan, we had granted options to purchase 19 shares of our common stock at an exercise price of $14,575 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, seven (7) options were vested and 12 options were forfeited as they were not vested.  The options expire on June 19, 2017.  The intrinsic value of these options at March 31, 2011 is nil based on the $0.10 closing market price of our common stock on that date.

Warrants — At March 31, 2011 and September 30, 2010, there were warrants outstanding for the purchase of 434 shares of our common stock with a weighted average exercise price of $4,561.11.  Warrants to purchase 111 and 13 shares of our common stock at an exercise price of $14,575 and $11,000 per share, respectively, are exercisable until June 2012 and a warrant to purchase 1 share of our common stock at an exercise price of $11,000 per share is exercisable until February 2013.  Warrants to purchase 131 shares of our common stock at an exercise price of $935 per share are exercisable until March 2013.  Warrants to purchase 182 shares of our common stock at an exercise price of $715 per share are exercisable until May 2018.

Note 7.  Commitments and Contingencies

Stanton Chase

In October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2011 or September 30, 2010.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of March 31, 2011 or September 30, 2010.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of March 31, 2011 and September 30, 2010 in the accompanying condensed consolidated balance sheets.

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

 Note 9.  Subsequent Events

Mosaic Capital Agreement

In April 2011, we entered into an agreement with Mosaic Capital LLC, for strategic financial consulting services in exchange for a non-refundable cash fee of $35,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $700,000.  In addition, warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit and have a term of equivalent to that of the equity instruments issued in the financing.  Upon signing the agreement, we paid Mosaic Capital $5,000 and five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement.

Preferred Stock Conversion to Common Stock

On May 4, 2011 Series A Preferred shareholders assigned a total of 4,225,000 shares of Series A Preferred Stock, which were immediately converted into 4,225,000 shares of common stock of the Company.

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

Overview

On February 28, 2011, we terminated our Stock Purchase Agreement with Collins Construction, Inc. (“Collins”), dated March 30, 2010, previously amended on June 1, 2010, July 14, 2010, September 9, 2010 and on November 30, 2010 (the “Collins Stock Purchase Agreement”), for the purchase of 100% of the issued and outstanding capital stock of Collins. We have obtained a refund of a $50,000 down payment and in February 2011, we issued 200,000 shares of our common stock to the parties pursuant to the terms of the agreement as amended in connection with its termination.  No further consideration is due under the terms of the agreement.

As of the date of this filing, the parties have jointly stopped pursuing the completion of the October 2010 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC.

On April 25, 2011 we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.

Management Changes

On April 18, 2011, the Company named Laurence Shelver to our board of directors.  In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011.

Effective April 16, 2011, John Sams resigned as Director, President and CEO and David Coloris resigned as Director of the Company.  The resignations were not as a result of any disagreement with the Company.

Change in Headquarters

The Company has relocated its corporate headquarters temporarily to 13110 NE 177th Place, #169, Woodinville, Washington 98072.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2011, we had a deficit accumulated during the development stage of approximately $27.3 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.2 million as of March 31, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisitions of Moody and Magna which require significant cash payments.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $134,000 and $198,000 in our operating activities in the six months ended March 31, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the six months ended March 31, 2011 and 2010, respectively.

Our financing activities provided cash of approximately $165,000 and $198,000 in the six months ended March 31, 2011 and 2010, respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable and convertible notes payable.

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

In January 2010, we entered into a promissory note with Otto Law Group, a related party, in the principal amount of $15,000 at an interest rate of 8% per annum, which was due on or before January 22, 2011. The note, which is in default, carries a default rate of interest of 10%.

In January 2010, we entered into a promissory note with Grandview Capital, a stockholder, in the principal amount of $15,000 at an interest rate of 8% per annum, was due on or before January 22, 2011.  The note, which is in default, carries a default rate of interest of 10%.

In March 2010, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $20,000 at an interest rate of 8% per annum, was due on or before March 23, 2011.  The note, which is currently in default, carries a default rate of interest of 10%.

Recent Financing Activities

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

In January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000.

In January 2011, we entered into a promissory note with David M. Otto, a former director of the Company, in the principal amount of $25,000 at an interest rate of 8% per annum, due on or before January 12, 2012. The default rate of interest is 20%.

In January 2011, we entered into a promissory note with David M. Otto, a former director of the Company and a stockholder, in the principal amount of $7,000 at an interest rate of 8% per annum, due on January 7, 2012.  The note carries a default interest rate of 18%.

In exchange for the cancellation of a $50,000.00 subscription agreement for a convertible debenture and warrants by CKNS Capital Group, LLC (“CKNS”) during May 2010, we issued a 10% Convertible Promissory Note in the amount of $50,000.00, with a maturity date of July 12, 2011, convertible at CKNS’s option into common stock of the company at $0.10  per share.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.

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

Results of Operations

In the three months ended March 31, 2011 and 2010, we incurred net losses of approximately $570,000 and $598,000, respectively.  In the six months ended March 31, 2011 and 2010, we incurred net losses of $2,087,000 and $958,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three months ended March 31, 2011 and 2010.

Operating Expenses.  Operating expenses decreased to $444,000 in the three months ended March 31, 2011, from $449,000 in the three months ended March 31, 2010, due primarily to a decrease in current year professional fees including accounting fees and management consulting services.  Operating expenses increased to $1,881,000 in the six months ended March 31, 2011 from $634,000 in the six months ended March 31, 2010, due primarily to increased executive compensation and management consulting in the current year six month period as well as increased legal expenses in the current year-to-date period.

Interest Expense.  Interest expense decreased from $324,000 in the prior year six month period to $206,000 in the current year, due primarily to decreased amortization of the beneficial conversion feature related to convertible liabilities.  Interest expense was $126,000 in the three months ended March 31, 2011 compared to $149,000 in the prior year three month period.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Sams, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2011 or September 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2011 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

In January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000.

In exchange for the cancellation of a $50,000.00 subscription agreement for a convertible debenture and warrants by CKNS Capital Group, LLC (“CKNS”) during May 2010, we issued a 10% Convertible Promissory Note in the amount of $50,000.00, with a maturity date of July 12, 2011, convertible at CKNS’s option into common stock of the company at $0.10  per share.

On February 28, 2011, we issued an aggregate of 200,000 shares of our common stock to parties related to the termination of the Collins acquisition agreement.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended March 31, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended:

On May 4, 2011 Series A Preferred shareholders assigned a total of 4,225,000 shares of Series A Preferred Stock, which was immediately converted into 4,225,000 shares of common stock of the company.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 23, 2011                                                                                                                                                          GEOBIO ENERGY, INC.

                    By:  /s/ Clayton Shelver
                           Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.29	Stock Purchase Agreement of Magna Energy Services, LLC dated October 5, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.30	Amendment to Magna Stock Purchase Agreement dated October 29, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.31	Amendment No. 4 to Stock Purchase Agreement of Collins Construction, Inc., dated November 30, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.
10.32	Stock Purchase Agreement of Moody Construction & Sons, Inc., dated February 4, 2011, incorporated by reference to the From 10-Q filed February 22, 2011.
10.33	Engagement Agreement with Mosaic Capital LLC and Mosaic Capital Securities LLC, dated April 21, 2011, incorporated by reference to the Form 8-K/A filed April 27, 2011.
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.10	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010
99.11	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010
99.12	Press Release Dated December 1, 2010, incorporated by reference to the Company’s Form 8-K filed December 1, 2010
99.13	Press Release Dated February 7, 2011, incorporated by reference to the Company’s Form 8-K filed February 7, 2011