Form 10-Q
period 2011-06-30
GeoBio Energy, Inc.
filed 2011-08-15
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 12B-25

NOTIFICATION OF LATE FILING

Commission File Number: 333-67174 (Check One) ☐Form 10-K ☐Form 20-F ☐Form 11-K ☒Form 10-Q ☐ Form N-SAR

For Period Ended: June 30, 2011

☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR

For the Transition Period Ended: ___________________

Read Instruction (on back page) Before Preparing Form.  Please Print or Type.

NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT
THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION

Commission File # 333-67174

GEOBIO ENERGY, INC.
(A Development Stage Company)
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1153946
 (IRS Employer Identification Number)

13110 NE 177th PL, # 169

Woodinville, WA 98072
 (Address of principal executive offices)

Registrant’s telephone number, including area code: (970) 633-0436

 (Registrant's telephone no., including area code)
PART II -- RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K, or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why the Form 10-K 20-F, 11-K, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (ATTACH EXTRA SHEETS IF NEEDED)

The Registrant has been unable to compile all pertinent information to complete the annual filing and unable to complete providing the Registrant’s accountant with all of the accounting information necessary to complete the annual report.

PART IV -- OTHER INFORMATION

(1) Name and telephone number of persons to contact in regard to this notification.

Laurence Shelver, (970) 633-0436

(Name) (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no, identify report(s).

[ X] Yes [  ] No

(3) Is it anticipated that any significant change in results or operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[  ] Yes [ X ] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if separate, state the reasons why a reasonable estimate of the results cannot be made.

GEOBIO ENERGY, INC.
(Name of Registrant as Specified in Charter)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 2011
By:           /s/Laurence Shelver
Name: Laurence Shelver
      Its: President & Chief Executive Officer