Form 10-Q/A
period 2011-06-30
GeoBio Energy, Inc.
filed 2011-08-19
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ¨     Accelerated filer  ¨     Non-accelerated filer  ¨      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☒

As of August 3, 2011, approximately 13,451,000 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I

Financial Information

Item 1.

Unaudited Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and

September 30, 2010

Condensed Consolidated Statements of Operations

(unaudited) for the three and nine months ended June 30, 2011 and 2010 and for the period from inception to June 30, 2011

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

        for the period from inception to June 30, 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended June 30, 2011 and 2010 and for the period from inception to June 30, 2011

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 4.

Controls and Procedures

Part II

Other Information

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

REMOVED AND RESERVED

Item 5.

Other Information

Item 6.

Exhibits

Signatures

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30, 2011	For the Nine Months Ended June 30, 2010	From Inception (November 1, 2004) through June 30, 2011
		(in thousands)	
Cash Flows From Operating Activities			
Net loss	$ (2,659)	$ (1,867)	$ (27,921)
Adjustments to reconcile net loss to net cash used in operating activities			
Depreciation and amortization	-	-	193
Amortization of debt discount	159	457	1,143
Non-cash stock-based compensation for consulting, director fees and other expenses	1,005	90	17,970
Issuance of note payable as consideration for executive search services	250	-	250
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	77	-	152
Impairment of assets	-	-	1,585
Gain on extinguishment of liabilities	(210)	-	(210)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:			
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	100	(100)	-
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses	1,100	957	4,350
Net cash used in operating activities	(178)	(463)	(2,475)
Cash Flows From Investing Activities			
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities			
Advances for company expenses	-	50	542
Repayment of advances	(13)	(50)	(67)
Stockholder contributions and payment of expenses on behalf of the Company	58	310	483
Borrowings on notes payable	133	132	688
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	50	551
Net cash provided by financing activities	178	492	2,952
Net Change In Cash	-	29	-
Cash, beginning of period	-	-	-
Cash, end of period	$ -	$ 29	$ -

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2011

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

As further discussed in Note 7, Stockholders’ Equity (Deficit), on December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).  The Reverse Stock-Split was approved in September 2010 by the consent of a majority of the voting capital stock of the Company.  All share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

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

On April, 25, 2011, we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.

On July 12, 2011, we entered into a stock purchase agreement (the "Agreement") with Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), under which Archer agreed to sell all (100%) of the issued and outstanding capital stock of Archer to us in exchange for total consideration (the “Purchase Price”) including an amount to be determined and equal to the product of the verifiable 12-month trailing cumulative “adjusted” earnings before interest, taxes, depreciation and amortization for the 12-months prior to the month preceding the month of the Closing Date, defined herein, multiplied by 4.5, payable as follows:

(i)	75% of the Purchase Price in cash, at closing (the “Cash Consideration”);

(ii)

12.5% of the Purchase Price in our common stock (the “Equity Consideration”), at a per share price equal to the public, volume-weighted average closing-trading price per share of our common stock for the ten (10) trading days immediately prior to the closing and the ten (10) trading days immediately after the Closing Date; and

(iii)

12.5% of the Purchase Price in a 5-year, 8% promissory note (the “Note”).   The Note shall pay interest only during first year of the 5-year Note and equal payments of principal and interest payable on a quarterly basis during the second through the fifth year.

Additionally, the parties shall also enter into a pledge agreement in order to secure the Equity Consideration.

The Agreement is subject to, among other things, (i) Archer’s preparation and delivery to the Company, not later than 30 days prior to Closing, of audited financial statements prepared in compliance with GAAP and (ii) our raising and providing the Cash Consideration by the closing, which is scheduled for not later than October 12, 2011 (the “Closing Date”) .

Additionally, the Agreement provides that Lary Archer, president of Archer, agrees, prior to closing, to enter an employment agreement with us to remain president of Archer following the Closing Date.

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of June 30, 2011, we had a deficit accumulated during the development stage of approximately $27.9 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.7 million as of June 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of and for the year ended September 30, 2010, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2011 are not necessarily indicative of the results for the year ending September 30, 2011 or for any future period.

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

The following numbers of potential common shares have been excluded (as of June 30), in thousands:

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated from April 6, 2010 to June 22, 2010. The notes were dated with an effective date of December 31, 2008 and were convertible as of that date and thus have been included in notes payable on the condensed consolidated balance sheets as of June 30, 2010.  During the three months ended

June 30, 2010, certain of these convertible notes with an aggregate principal amount of $212,000 were converted into approximately 770,909 shares of our common stock at their stated conversion rate. Certain other notes with an aggregate principal amount of $101,500 were converted into approximately 369,091 shares of our common stock at their stated conversion rate subsequent to June 30, 2010.  The amounts in the table above are stated at the stated conversion price of $0.28 at June 30, 2010.

On July 23, 2009, accounts payable due to Otto Law Group, a related party, were assigned to a stockholder of the Company, and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at the lesser of a conversion price of $0.28 per share or the over the counter bulletin board price of our common stock on the date of conversion, bearing interest at 10% per annum from the interest accrual date of the note, which was dated  July 23, 2010.  The note was dated with an effective date of July 23, 2009 and thus has been included in the table above as of June 30, 2010.  In August 2010, this convertible note was converted into 181,820 shares of our common stock at its stated conversion rate. The amounts in the table above at June 30, 2010 are stated at the stated conversion price of $0.28.

During the year ended September 30, 2009, we received an aggregate of $223,000 from BNA Holdings, LLC under a convertible bridge loan.  The Company had the right to call for conversion of unpaid principal and accrued interest into shares of our common stock at $2,750.00 per share beginning April 7, 2010.  As such, the shares potentially issuable related to this convertible bridge loan are shown at the stated conversion rate as of June 30, 2010.  In August 2010, this convertible note was converted into 81 shares of our common stock.

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

See further discussion regarding notes payable at Note 6.

Fair Value of Financial Instruments

The carrying value of accounts payable and accrued expenses, advances and notes payable approximate their fair value because of the short-term nature of these instruments.

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

Note 4.  Saratoga Capital Partners

In April 2011, Saratoga Capital Partners, LLC (“Saratoga”) entered into a Stock Sale Agreement with David Coloris, David Otto and John Sams in connection with the resignations of Mr. Sams and Mr. Coloris from their positions as officers of the Company and certain investors and service providers of the Company who agreed to transfer their equity and debt ownership interests (“Transferred Interests”) in the Company to Saratoga.

The Transferred Interests included the following:

Under the agreement, the Transferred Interests were combined into a single 8% convertible note payable due to Saratoga, due June 1, 2012 unless earlier converted by the holder.  The note may be converted into shares of our common stock at a conversion rate of $0.10.  The default rate of interest is 12%.

In addition, in connection with the Stock Sale Agreement (the “Agreement”), certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga.  Under the terms of the Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga.  Under the terms of the agreement, Mr. Sams will receive no additional payments as to accrued salary.  Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off and recorded as a gain on extinguishment of liabilities in April 2011 in connection with the Agreement.

Note 5.  Related Party Transactions

Martin Davis Law Group and David M. Otto

David M. Otto, a principal at The Martin Davis Law Group (formerly The Otto Law Group), is a stockholder of the Company.  We recorded approximately $124,000 and $563,000 in legal fees to The Martin Davis Law Group for the three and nine months ended June 30, 2011, respectively, and $268,000 and $600,000 for the three and nine months ended June 30, 2010, respectively, and $2,598,000 in legal fees to the Otto Law Group for the period from inception to June 30, 2011 as general and administrative expenses.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a former director, for management consulting services valued at $40,000.  The value assigned to these shares was recorded to general and administrative expense during the nine months ended June 30, 2010.

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

On February 1, 2011, David M. Otto assigned a total of 750,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 750,000 shares of common stock of the company.  On May 4, 2011, Mr. Otto assigned a total of 3,685,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 3,685,000 shares of our common stock.

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes in the aggregate amount, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.   In May 2011, Mr. Otto transferred the second note, in the principal amount of $755,613, to Ray Purdon, an unrelated party.  The terms remained unchanged.

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

In January 2011, we entered into a promissory note with Mr. Otto, in the principal amount of $7,000 at an interest rate of 8% per annum, due on January 7, 2012.  The note carries a default interest rate of 12%.  In May 2011, we entered into a promissory note with Mr. Otto, in the principal amount of $7,500 at an interest rate of 10% per annum, due on May 20, 2012.  The note carries a default interest rate of 22%.

As of June 30, 2011 and September 30, 2010, approximately $278,000 and $877,000, respectively, in fees to The Martin Davis Law Group were unpaid.

Lance Miyatovich

On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000. The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At June 30, 2011 and September 30, 2010, we owed Mr. Miyatovich approximately $200,000 and $205,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

On January 12, 2011, Mr. Miyatovich converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Miyatovich, and on February 2, 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.  On May 4, 2011, Mr. Miyatovich assigned a total of 540,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 540,000 shares of our common stock.

Clayton Shelver

In January 25, 2010, we entered into a 12-month consulting services contract with Clayton Shelver, our current Chief Financial Officer (then a member of our board of directors), and in July 2010, we issued 25,000,000 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

Related Party and Other Advances

As of June 30, 2011, related party advances and accrued interest totaled approximately $80,000. All of these related party advances bear interest at 8% per annum and together with the related accrued interest of approximately $10,000 are included in advances payable.

In the prior year, we received an aggregate of approximately $174,000 from certain other parties in the form of advances and which are also included in Advances in the accompanying condensed consolidated balance sheets, together with accrued interest of approximately $15,000.  In January 2011, we issued 140,000 shares of our common stock for forbearance of these advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.  In the three months ended June 30, 2011, we paid $13,000 against these advances and related accrued interest.

We intend to repay the advances.

Employment Agreements

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors.  In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011.

Laurence Shelver –  Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver will also be entitled to an incentive option grant as of August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options will be set at the five day trailing volume weighted average price for the five trading days prior to the grant date.   The options will be immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At June 30, 2011 and September 30, 2010, we owed Mr. Shelver approximately $50,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Clayton Shelver –  Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver will also be entitled to an incentive option grant as of August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options will be set at the five day trailing volume weighted average price for the five trading days prior to the grant date.   The options will be immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At June 30, 2011 and September 30, 2010, we owed Mr. Shelver approximately $42,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  At June 30, 2011 and

September 30, 2010, we owed Mr. Otto approximately $42,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  Mr. Sams resigned on April 16, 2011.  In connection with the Saratoga transaction further described at Note 4, Mr. Sams settled all claims under his employment contract.  At June 30, 2011 and September 30, 2010, we owed Mr. Sams approximately $0 and $91,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Joseph Titus –On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  While no acquisition was completed during the year ended September 30, 2010, the parties remain under the agreement that he will enter into a new, formal agreement upon the completion of such transaction, and shall be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year.  Mr. Titus will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.  Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s reverse stock split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At June 30, 2011 and September 30, 2010, we owed Mr. Titus approximately $189,000 and $76,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  He will also be entitled to an annual target bonus of 50% of his annual base salary, up to a maximum of two times the target bonus, at the discretion of the compensation committee of the board of directors based on his and the Company’s performance over the year. Mr. Daniel will also be entitled to an incentive option grant, representing not less than 2.5% of the fully diluted shares at the time of capitalization, issuable upon the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing.   Of the total issuable, 25% will be issuable and vest upon completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing, with the remaining 75% issued the month following the completion of the Company’s Reverse Stock-Split, conversion of preferred stock, and approximately $20 million financing and vesting over a 36-month period.  The options have a 7 year term, commencing on the completion of the $20 million financing.  The strike price of the options will be set at fair market value, or the price of the $20 million financing.  At June 30, 2011 and September 30, 2010, we owed Mr. Daniel approximately $196,000 and $83,500, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Common Stock Issuances

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.  In April 2011, in connection with the Saratoga transaction further described at Note 4, these shares were transferred to Saratoga.

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

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During the three months ended June 30, 2010, an aggregate of $212,000 of these convertible notes were converted into approximately 770,909 shares of our common stock at their stated conversion price of $0.28 per share.

Note 6.   Notes Payable

At June 30, 2011 and September 30, 2010, notes payable were comprised of the following (in thousands):

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

 Other Convertible Notes Payable

In December 2010, accounts payable due to Otto Law Group, a related party, were assigned to Value Corp, Inc., and we entered into convertible promissory notes in aggregate principal amount of $50,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010. The notes are due December 1, 2011 unless previously converted and the default rate of interest is 18%.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the three months ended December 31, 2010, principal amounting to $40,000 was converted into 400,000 shares of our common stock.   During the three months and nine months ended June 30, 2011, we recorded amortization of the beneficial conversion feature of $2,500 and $45,000, respectively, as interest expense.

In January 2011, we entered into a promissory note with Timothy Silvestri, in the principal amount of $25,000 at an interest rate of 8% per annum, due on or before July 12, 2011. The default rate of interest is 12%.  This note was cancelled in connection with the Saratoga transaction further described in Note 4.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $12,500.  During the three months ended March 31, 2011, we recorded amortization of the beneficial conversion feature of $1,600 as interest expense.  During the three months ended June 30, 2011, we recorded the remaining $10,900 in amortization as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $25,000.  During the three months ended March 31, 2011, we recorded amortization of the beneficial conversion feature of $2,000 as interest expense.  During the three months ended June 30, 2011, we recorded the remaining $23,000 in amortization as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

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

In September 2010, we entered into a promissory note with Otto Capital, a related party, in the principal amount of $1,000 at an interest rate of 8% per annum, due on or before September 30, 2011.  The default rate of interest is 18%.

In November 2010, we entered into promissory notes with Otto Law Group, a related party, in the aggregate principal amount of $125 and $2,315 at an interest rate of 10% per annum, due on or before November 18, 2011 and November 29, 2011, respectively.  The default interest rate is 22%.

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes in the aggregate amount, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.   The default rate of interest is 22%.  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the

Company on the date the holder elects to convert.   The default rate of interest is 18%.  The Martin Law Group (formerly The Otto Law Group) transferred the rights to the second note agreement in the amount of $755,613 to Ray Purdon in May 2011.

In January 2011, we entered into a promissory note with David M. Otto, a former director of the Company and a stockholder, in the principal amount of $7,000 at an interest rate of 8% per annum, due on January 7, 2012.  The note carries a default interest rate of 12%.

In April 2011, we entered into a 10% promissory note agreement with Otto Capital, a related party, in the principal amount of $3,000, with a maturity date of April 15, 2012.  The default rate of interest is 22%.

In May 2011, we entered into two 10% promissory note agreements with Otto Capital, a related party, in aggregate principal amount of $15,000, due one year after the effective date of the notes, carrying a default rate of interest of 22%.

In May 2011, we entered into a promissory note with Mr. Otto, in the principal amount of $7,500 at an interest rate of 10% per annum, due on May 20, 2012.  The note carries a default interest rate of 22%.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  In January 2011, the CKNS Bridge Loan agreement was amended and the instrument was replaced with a 10% convertible promissory note with a conversion price of $0.10 per share.  A beneficial conversion feature was recorded in the amount of $50,000.  During the three months ended June 30, 2011, we recorded $50,000 in amortization as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

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

In January 2011 and February 2011, an aggregate of 1,250,000 and 850,000 shares of Series A Preferred stock were converted to 1,250,000 and 850,000 shares of our common stock, respectively, on a 1:1 basis.  In May 2011, an aggregate of 4,225,000 shares of Series A Preferred stock were converted to 4,225,000 shares of our common stock on a 1:1 basis.

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

As discussed in Note 6, in December 2010, accounts payable due to Otto Law Group, a related party, were assigned to a company owned by a stockholder of the Company (Value Corp., Inc.) and we entered into convertible promissory notes in principal amount of $50,000.   In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

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

As disclosed in Note 6, in January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.

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

Stock Options —Under the Equity Incentive Plan, we had granted options to purchase 19 shares of our common stock at an exercise price of $14,575 per share, with a fair value totaling $219,000, to a member of our board of directors.  On October 31, 2007, the former board member, Steve Nordaker, resigned his board seat.  At the time of his resignation, seven (7) options were vested and 12 options were forfeited as they were not vested.  The options expire on June 19, 2017.  The intrinsic value of these options at June 30, 2011 is nil based on the $0.10 closing market price of our common stock on that date.

Warrants — As discussed in Note 8, under our agreement with Mosaic Capital for strategic financial consulting services, five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement of April 21, 2011.  The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.13, volatility of 192%, expected term of 5 years, dividend yield of 0.0%.  The value of the warrants of $34,725 was recorded to general and administrative expenses during the third quarter of our fiscal year 2011.

At June 30, 2011 and September 30, 2010, there were warrants outstanding for the purchase of 269,664 and 434 shares, respectively, of our common stock with a weighted average exercise price of $7.37 and $4,561.11, respectively.  Warrants to purchase 111 and 13 shares of our common stock at an exercise price of $14,575 and $11,000 per share, respectively, are exercisable until June 2012 and a warrant to purchase 1 share of our common stock at an exercise price of $11,000 per share is exercisable until February 2013.  Warrants to purchase 131 shares of our common stock at an exercise price of $935 per share are exercisable until March 2013.  Warrants to purchase 269,230 shares of our common stock are exercisable until April 21, 2016. Warrants to purchase 182 shares of our common stock at an exercise price of $715 per share are exercisable until May 2018.

Note 8.  Commitments and Contingencies

Stanton Chase

In October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2011 or September 30, 2010.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC,   Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010, claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  Neither Geobio nor TanOak specified damages in their complaint or counterclaim, and both sides moved for monetary damages as well as for declaratory judgment regarding the validity of employment agreements of Chris Wain and Paul Spencer.  The case is currently in discovery and the trial date is set for October 24, 2011.  The Company intends to pursue the lawsuit vigorously.  We have not made any accrual related to future litigation outcomes as of June 30, 2011 or September 30, 2010.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of June 30, 2011 and September 30, 2010 in the accompanying condensed consolidated balance sheets.

Mosaic Capital Agreement

In April 2011, we entered into an agreement with Mosaic Capital LLC, for strategic financial consulting services in exchange for a non-refundable cash fee of $35,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $700,000.  In addition, warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit and have a term of equivalent to that of the equity instruments issued in the financing.  Upon signing the agreement, we paid Mosaic Capital $5,000 and five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement.   See further discussion regarding the warrants at Note 7.

Note 9.  Income Taxes

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

 Note 10.  Subsequent Events

In July 2011, the convertible promissory note in the amount of $755,613 due to Ray Purdon was split into six promissory notes in the aggregate principal amount of $755,613.  In July 2011, an aggregate of $12,000 of the convertible note payable outstanding to Ray Purdon was assigned to unrelated parties, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 1,500,000 shares of our common stock.

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

On April 25, 2011, we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.

On July 12, 2011, we entered into a stock purchase agreement (the "Agreement") with Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), under which Archer agrees to sell all (100%) of the issued and outstanding capital stock of Archer to us in exchange for total consideration (the “Purchase Price”) including an amount to be determined and equal to the product of the verifiable 12-month trailing cumulative “adjusted” earnings before interest, taxes, depreciation and amortization for the 12-months prior to the month preceding the month of the Closing Date, defined herein, multiplied by 4.5, payable as follows:

(i)	75% of the Purchase Price in cash, at closing (the “Cash Consideration”);

(ii)

12.5% of the Purchase Price in our common stock (the “Equity Consideration”), at a per share price equal to the public, volume-weighted average closing-trading price per share of our common stock for the ten (10) trading days immediately prior to the closing and the ten (10) trading days immediately after the Closing Date; and

(iii)

12.5% of the Purchase Price in a 5-year, 8% promissory note (the “Note”).   The Note shall pay interest only during first year of the 5-year Note and equal payments of principal and interest payable on a quarterly basis during the second through the fifth year.

Additionally, the parties shall also enter into a pledge agreement in order to secure the Equity Consideration.

The Agreement is subject to, among other things, (i) Archer’s preparation and delivery to the Company, not later than 30 days prior to Closing, of audited financial statements prepared in compliance with GAAP and (ii) our raising and providing the Cash Consideration by the closing, which is scheduled for not later than October 12, 2011 (the “Closing Date”) .

Additionally, the Agreement provides that Lary Archer, president of Archer, agrees, prior to closing, to enter an employment agreement with us to remain president of Archer following the Closing Date.

Management Changes

On July 18, 2011, the Company confirmed the appointment of Lyle T. Morse to our Board of Directors.

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors.  In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011.  On May 1, 2011, the Company entered into employment agreements with each of Mr. Laurence Shelver, Mr. Clayton Shelver and Mr. David Otto.

Laurence Shelver –  Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver will also be entitled to an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options will be set at the five day trailing volume weighted average price for the five trading days prior to the grant date.   The options will be immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At June 30, 2011, we owed Mr. Shelver approximately $50,000 in accrued salary.

Clayton Shelver –  Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver will also be entitled to an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options will be set at the five day trailing volume weighted average price for the five trading days prior to the grant date.   The options will be immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At June 30, 2011, we owed Mr. Shelver approximately $42,000 in accrued salary.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  At June 30, 2011, we owed Mr. Otto approximately $42,000 in accrued salary.

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

Change in Headquarters

The Company has relocated its corporate headquarters temporarily to 13110 NE 177th Place, #169, Woodinville, Washington 98072.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of June 30, 2011, we had a deficit accumulated during the development stage of approximately $27.9 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.7 million as of June 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy, which includes the acquisition of Archer which requires significant cash payments.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Discussion of Cash Flows

We used cash of approximately $178,000 and $463,000 in our operating activities in the nine months ended June 30, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the nine months ended June 30, 2011 and 2010, respectively.

Our financing activities provided cash of approximately $178,000 and $492,000 in the nine months ended June 30, 2011 and 2010, respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable and convertible notes payable.

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

As of the date of this filing, our note payable agreement with Tatum, LLC (“Tatum”) is in default and carries a default interest rate of 13.5% per annum. The note payable was due at the earlier of one year or a financing of at least $1.5 million. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $4,125 per share or the 10 day volume weighted average of the closing bid and ask prices.

Our note payable agreement with The Martin Davis Law Group (formerly The Otto Law Group), a related party, in the principal amount of $15,000, which was due on or before January 22, 2011, is in default and carries a default rate of interest of 10%.

Our note payable agreement with Grandview Capital, a stockholder, in the principal amount of $15,000, which was due on or before January 22, 2011, is in default and carries a default rate of interest of 10%.

Our note payable agreement with David M. Otto, a former director of the Company, in the principal amount of $20,000, which was due on or before March 23, 2011 is also currently in default and carries a default rate of interest of 10%.

Recent Financing Activities

In exchange for the cancellation of a $50,000 subscription agreement for a convertible debenture and warrants by CKNS Capital Group, LLC (“CKNS”) during May 2010, we issued a 10% Convertible Promissory Note in the amount of $50,000 with a maturity date of July 12, 2011, convertible at CKNS’s option into common stock of the company at $0.10  per share.  The note was transferred in connection with the Saratoga transaction described below.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note is due February 25, 2012 unless previously converted and the default rate of interest is 12%.  The note was transferred in connection with the Saratoga transaction described below.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the principal securities of the next financing of over $5.0 million, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note is due March 3, 2012 unless previously converted and the default rate of interest is 12%.  The note was transferred in connection with the Saratoga transaction described below.

In April 2011, we entered into a 10% promissory note agreement with Otto Capital, a related party, in the principal amount of $3,000, with a maturity date of April 15, 2012.  The default rate of interest is 22%.

In May 2011, we entered into a promissory note with Mr. Otto, in the principal amount of $7,500 at an interest rate of 10% per annum, due on May 20, 2012.  The note carries a default interest rate of 22%.

In May 2011, we entered into 10% promissory note agreements with Otto Capital, a related party, in aggregate principal amount of $15,000, due one year after the effective date of the note, carrying a default rate of interest of 22%.

In May 2011, we entered into an 8% promissory note with Harvard Group International in the principal amount of $250,000, with a maturity date of May 1, 2012, in exchange for executive search consulting services previously performed.  The default rate of interest is 12%.  The note was transferred in connection with the Saratoga transaction described below.

In May 2011, in exchange for the cancellation of notes payable to CKNS, Fisher, Whitcomb, Silvestri and Harvard Group International in the aggregate of $400,000, we entered into an 8% Convertible Promissory Note agreement with Saratoga Capital Partners, LLC (“Saratoga”), with a maturity date of June 1, 2012, convertible at Saratoga’s option into common stock of the Company at $0.10 per share.

On May 4, 2011, David M. Otto assigned a total of 3,685,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 3,685,000 shares of our common stock.  Also on May 4, 2011, Lance Miyatovich assigned a total of 540,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 540,000 shares of our common stock.

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

Results of Operations

In the three months ended June 30, 2011 and 2010, we incurred net losses of approximately $572,000 and $909,000, respectively.  In the nine months ended June 30, 2011 and 2010, we incurred net losses of $2,659,000 and $1,867,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three or nine months ended June 30, 2011 and 2010.

Operating Expenses.  Operating expenses decreased to $647,000 in the three months ended June 30, 2011, from $740,000 in the three months ended June 30, 2010, due primarily to a decrease in current year professional fees including accounting fees and management consulting services.  Operating expenses increased to $2,528,000 in the nine months ended June 30, 2011 from $1,374,000 in the six months ended June 30, 2010, due primarily to increased executive compensation and management consulting in the current year nine month period as well as increased legal expenses in the current year-to-date period.

Interest Expense.  Interest expense decreased from $169,000 and $493,000 in the prior year three and nine month period, respectively, to $135,000 and $341,000 in the current year, respectively, due primarily to decreased amortization of the beneficial conversion feature related to convertible liabilities.

Gain on Extinguishment of Liabilities.  In April 2011, Saratoga Capital Partners, LLC (“Saratoga”) entered into a Stock Sale Agreement with David Coloris, David Otto and John Sams in connection with the resignations of Mr. Sams and Mr. Coloris from their positions as officers of the Company and certain investors and service providers of the Company who agreed to transfer their equity and debt ownership interests (“Transferred Interests”) in the Company to Saratoga.

The Transferred Interests included the following:

Under the agreement, the Transferred Interests were combined into a single 8% convertible note payable due to Saratoga, due June 1, 2012 unless earlier converted by the holder.  The note may be converted into shares of our common stock at a conversion rate of $0.10.  The default rate of interest is 12%.

In addition, in connection with the Stock Sale Agreement (the “Agreement”), certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga.  Under the terms of the Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga.  Under the terms of the agreement, Mr. Sams will receive no additional payments as to accrued salary.  Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off and recorded as a gain on extinguishment of liabilities in April 2011 in connection with the Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”) served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the company never entered into a contract with Stanton Chase nor was aware of any work provided on its behalf nor was any management personnel ever identified by Stanton Chase for the Company.  The Company intends to dispute the matter and challenge the lawsuit (if it is served on the Company) on the grounds of lack of jurisdiction.  Without having been served with the lawsuit, answered, or conducted discovery, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2011 or September 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended June 30, 2011 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

In April 2011, we entered into a 10% promissory note agreement with Otto Capital, a related party, in the principal amount of $3,000, with a maturity date of April 15, 2012.  The default rate of interest is 22%.

Under our agreement with Mosaic Capital for strategic financial consulting services, five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement of April 21, 2011.  The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.13, volatility of 192%, expected term of 5 years, dividend yield of 0.0%.  The value of the warrants of $34,725 was recorded to general and administrative expenses during the third quarter of our fiscal year 2011.

In May 2011, we entered into 10% promissory note agreements with Otto Capital, a related party, in aggregate principal amount of $15,000, due one year after the effective date of the note, carrying a default rate of interest of 22%.

In May 2011, we entered into an 8% promissory note with Harvard Group International in the principal amount of $250,000, with a maturity date of May 1, 2012, in exchange for executive search consulting services previously performed.  The default rate of interest is 12%.  The note was transferred in connection with the Saratoga transaction described below.

In May 2011, in exchange for the cancellation of notes payable to CKNS, Fisher, Whitcomb, Silvestri and Harvard Group International in the aggregate of $400,000, we entered into an 8% Convertible Promissory Note agreement with Saratoga Capital Partners, LLC (“Saratoga”), with a maturity date of June 1, 2012, convertible at Saratoga’s option into common stock of the Company at $0.10 per share.

On May 4, 2011, David M. Otto assigned a total of 3,685,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 3,685,000 shares of our common stock.  Also on May 4, 2011, Lance Miyatovich assigned a total of 540,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 540,000 shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended June 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended:

In July 2011, the convertible promissory note in the amount of $755,613 due to Ray Purdon was split into six promissory notes in the aggregate principal amount of $755,613.  In July 2011, an aggregate of $12,000 of the convertible note payable outstanding to Ray Purdon was assigned to unrelated parties, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 1,500,000 shares of our common stock.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2011

 GEOBIO ENERGY, INC.

By:  /s/ Laurence Shelver

Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.

Description of Exhibit

10.33

Engagement Agreement with Mosaic Capital LLC and Mosaic Capital Securities LLC, dated April 21, 2011, incorporated by reference to the Form 8-K/A filed April 27, 2011.

10.34

Stock Purchase Agreement of Lary Archer & Associates, Inc., dated July 12, 2011, incorporated by reference to the From 8-K filed July 15, 2011

10.35

Employment Agreement with Laurence Shelver dated May 1, 2011, filed herewith

10.36

Employment Agreement with Clayton Shelver dated May 1, 2011, filed herewith

10.37

Employment Agreement with David Otto date May 1, 2011, filed herewith

31.1

Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.14

Press Release Dated July 14, 2011, incorporated by reference to the Company’s Form   8-K

filed February 15, 2011