Form 10-Q/A
period 2011-06-30
GeoBio Energy, Inc.
filed 2011-09-19
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.     Yes    ☒    No  x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ¨     Accelerated filer  ¨     Non-accelerated filer  ¨      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☒

As of August 3, 2011, approximately 13,451,000 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Therapeutic Solutions International, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 1, 2011

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

10.35

Employment Agreement with Laurence Shelver dated May 1, 2011, incorporated by reference to the Form 10-Q/A filed August 15, 2011.

10.36

Employment Agreement with Clayton Shelver dated May 1, 2011, incorporated by reference to the Form 10-Q/A filed August 15, 2011.

10.37

Employment Agreement with David Otto date Mat 1, 2011, incorporated by reference to the Form 10-Q/A filed August 15, 2011.

31.1

Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.14

Press Release Dated July 14, 2011, incorporated by reference to the Company’s Form   8-K

filed February 15, 2011

101.INS

XBRL Instance Docment, filed herewith

101.SCH

XBRL Taxonomy Extension Schema, filed herewith

101.CAL

XBRL Taxonomy Extension Calculation Linkbas

101.DEF

XBRL Taxonomy Extension Definition Linkbase

101.LAB

XBRL Taxonomy Extension Label Linkbase

101.PRE

XBRL Taxonomy Extension Presentation Linkbase