Form 10-K
period 2011-09-30
GeoBio Energy, Inc.
filed 2012-01-17
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File Number 333-67174

GEOBIO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13110 NE 177th Place # 169, Woodinville, WA	98072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(970) 633-0436

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]         No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]         No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]          No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

1

Large accelerated filer  [ ]           Accelerated filer  [ ]       Non-accelerated filer  [ ]    Smaller reporting company  [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes [ ]         No [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $532,200 as of March 31, 2011 based upon the closing price of $0.10 per share reported on that date.   Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of January 10, 2012, there were 19,001,000 shares of the Registrant’s $0.001 par value common stock outstanding.

2

GEOBIO ENERGY, INC.

(A Development Stage Company)

3

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

4

PART I

ITEM 1.	BUSINESS

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

Acquisitions in Process

On November 14, 2011, we closed an equity purchase agreement (the “Agreement”) with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA in exchange for total consideration (the “Purchase Price”) including:

(i)	2,500,000 shares of our common stock (the “Acquisition Stock”), which were placed into escrow and to be released to El Gas NA upon the full payment of the Acquisition Note (defined below);

(ii)
$100,000 in the form of an 8% Promissory Note (“Acquisition Note”), due upon the earlier of (i) our receipt of third-party financing (or, cumulatively, financings) of not less than $5,000,000 or (ii) one year from the date of the Closing (the “Maturity Date”), provided that El Gas NA has generated sufficient revenue during the year to repay the Acquisition Note, or that at such time as sufficient revenue has been made available;

(iii)
We agree to reimburse to El Gas NA all reasonable expenses that El Gas NA incurs (“Reimbursable Expenses”) prior to El Gas NA achieving its first month of positive Earnings Before Income, Taxes, Depreciation and Amortization (“EBITDA”), such payment of the Reimbursable Expenses to occur upon the earlier of (a) a third-party financing (or, cumulatively, financings) of not less than $5,000,000, (b) within six months following such time as of which fifty percent (50%) of the monthly EBITDA is sufficient to repay the Reimbursable Expenses or (c) one year from the date of the Closing; and

(iv)
At the end of our fiscal year for each of the first two years following the Closing, provided that the Agreement is not at such time terminated or otherwise unwound, our board of directors and the board of directors of El Gas NA shall evaluate the value of the Acquisition Stock, and to the extent that the value of the Acquisition Stock is less than the value of the Acquisition Stock at the Closing (the “Baseline Value”), we shall issue to El Gas NA that amount of additional Acquisition Stock necessary to raise the total value of the Acquisition Stock to not less than its Baseline Value. In no event shall the Acquisition Stock be reduced.

Additionally, under the Agreement, we agreed to provide the principal of El Gas NA with a five-year employment contract to serve as President of El Gas NA at a pay rate of $8,000 per month (“Base Salary”), which shall be payable 50% by us and 50% by El Gas NA until the El Gas NA- generated revenue is sufficient to pay the entire monthly Base Salary (the “Employment Contract”).  The principal of El Gas NA is also the Director of Saratoga Capital, LLC.  Additionally, for each full year that the Employment Contract remains effective, we shall extend the term of the employment agreement by an additional year (for up to a maximum of ten years).  The Employment Agreement shall provide severance benefits in the event of termination without cause consisting of not less than severance salary of not less one hundred percent (100%) of the Base Salary for the period of the Employment Contract.  The Agreement requires the parties to agree upon and enter the Employment Contract within 30 days following the Closing.  This Employment Contract has been drafted and is under review by the parties.

The Closing occurred upon the Company’s and El Gas NA’s mutual execution of the Agreement.  The Agreement is subject to revocation in the event of material breach of the Agreement by either party including, but not limited to, our failure to repay the Acquisition Note or the Reimbursable Expenses by the Maturity Date under the conditions set forth in the Agreement or failure of the parties agree upon the Employment Contract.

El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands.  El Gas s.r.o, licensor of El Gas NA, was founded in 1992 in Pardubice, Czech Republic.  Electronic volume correctors facilitate proper natural gas measurement, data recording and billing, and are generally used by gas utility concerns, municipalities, natural gas producers, pipeline operators and some industrial concerns.

Sale of the products in the United States and Canada is subject to El Gas NA receiving UL approval and CSA approval, respectively, which applications are underway and which El Gas NA expects to receive by the close of January 2012.  El Gas NA’s licensor, El Gas s.r.o, has APEX approval, the European equivalent required certification, on the products in Europe.  El Gas NA’s primary asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands.

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

As of the date of this filing, the parties have jointly stopped pursuing the completion of the October 2010 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC.  No further consideration is due under the terms of the agreement.

On April, 25, 2011, we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc. No further consideration is due under the terms of the agreement.

In October 2011, the Company and  Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), terminated our April 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Archer. There were no material penalties to either the Company or Archer in connection with the termination.

ITEM 2.	PROPERTIES

We do not own any real property.  The Company has relocated its corporate headquarters temporarily to 13110 NE 177th Place, #169, Woodinville, Washington 98072.

ITEM 3.	LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point.  Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2011.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events).  We have included the $50,000 in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2011.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the Pink Over-the-Counter Markets, Inc. under the symbol “GBOE”.  Our common stock was previously traded on the Over-the-Counter Bulletin Board market and was previously quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “GBOE.”  The following table represents the range of the high and the low closing prices, as quoted on the Pink Sheets or the OTC Bulletin Board, as applicable, for each fiscal quarter for the fiscal years ended September 30, 2011 and 2010.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.   On December 1, 2010, we effected a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-five thousand, five hundred basis (1:5,500) (the “Reverse Stock-Split”).  All per share amounts included in the table below have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

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

	HIGH BID	LOW BID
Fiscal year ended September 30, 2011
December 31, 2010	$0.56	$0.07
March 31, 2011	0.55	0.07
June 30, 2011	0.15	0.03
September 30, 2011	0.05	0.01

Fiscal year ended September 30, 2010
December 31, 2009	$82.50	$8.25
March 31, 2010	66.00	22.00
June 30, 2010	51.15	8.80
September 30, 2010	17.05	2.75

As of January 10, 2012, we had approximately 19,001,000 shares of common stock issued and outstanding and had 135 stockholders of record.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

In September 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $75,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

In September 2011, we entered into a 10% promissory note with Saratoga Capital Partners, LLC, in the principal amount of $25,000, due upon the Company’s receipt of a capital financing (or cumulative financings) in the amount of  $750,000.  The promissory note was issued together with a warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

In October 2011, Lance Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.

In November 2011, we issued an aggregate of 2,500,000 shares of common stock to the principals of El Gas North America, LLC, pursuant to our acquisition of El Gas North America.

Additionally, in November 2011, we issued 50,000 shares of common stock to AGAPA Holdings, LLC (“AGAPA”), in connection with the Company’s consulting agreement with AGAPA.

On December 20, 2011, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or June 1, 2012.  The default rate of interest is 22%.  The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

In December 2011, Lance Miyatovich assigned 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

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

As of the date of this filing, the parties have jointly stopped pursuing the completion of the October 2010 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC.  No further consideration is due under the terms of the agreement.

On April 25, 2011, we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.  No further consideration is due under the terms of the agreement.

In October 2011, the Company and Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), terminated our April 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Archer. There were no material penalties to either the Company or Archer in connection with the termination.

On November 14, 2011, we closed an equity purchase agreement (the “Agreement”) with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA in exchange for total consideration (the “Purchase Price”) including:

(i)	2,500,000 shares of our common stock (the “Acquisition Stock”), which were placed into escrow and to be released to El Gas NA upon the full payment of the Acquisition Note (defined below);

(ii)
$100,000 in the form of an 8% Promissory Note (“Acquisition Note”), due upon the earlier of (i) our receipt of third-party financing (or, cumulatively, financings) of not less than $5,000,000 or (ii) one year from the date of the Closing (the “Maturity Date”), provided that El Gas NA has generated sufficient revenue during the year to repay the Acquisition Note, or that at such time as sufficient revenue has been made available;

(iii)
We agree to reimburse to El Gas NA all reasonable expenses that El Gas NA incurs (“Reimbursable Expenses”) prior to El Gas NA achieving its first month of positive Earnings Before Income, Taxes, Depreciation and Amortization (“EBITDA”), such payment of the Reimbursable Expenses to occur upon the earlier of (a) a third-party financing (or, cumulatively, financings) of not less than $5,000,000, (b) within six months following such time as of which fifty percent (50%) of the monthly EBITDA is sufficient to repay the Reimbursable Expenses or (c) one year from the date of the Closing; and

(iv)
At the end of our fiscal year for each of the first two years following the Closing, provided that the Agreement is not at such time terminated or otherwise unwound, our board of directors and the board of directors of El Gas NA shall evaluate the value of the Acquisition Stock, and to the extent that the value of the Acquisition Stock is less than the value of the Acquisition Stock at the Closing (the “Baseline Value”), we shall issue to El Gas NA that amount of additional Acquisition Stock necessary to raise the total value of the Acquisition Stock to not less than its Baseline Value. In no event shall the Acquisition Stock be reduced.

Additionally, under the Agreement, we agreed to provide the principal of El Gas NA with a five-year employment contract to serve as President of El Gas NA at a pay rate of $8,000 per month (“Base Salary”), which shall be payable 50% by us and 50% by El Gas NA until the El Gas NA- generated revenue is sufficient to pay the entire monthly Base Salary (the “Employment Contract”).  Additionally, for each full year that the Employment Contract remains effective, we shall extend the term of the employment agreement by an additional year (for up to a maximum of ten years).  The Employment Agreement shall provide severance benefits in the event of termination without cause consisting of not less than severance salary of not less one hundred percent (100%) of the Base Salary for the period of the Employment Contract.  The Agreement requires the parties to agree upon and enter the Employment Contract within 30 days following the Closing. This Employment Contract has been drafted and is under review by the parties.

The Closing occurred upon the Company’s and El Gas NA’s mutual execution of the Agreement.  The Agreement is subject to revocation in the event of material breach of the Agreement by either party including, but not limited to, our failure to repay the Acquisition Note or the Reimbursable Expenses by the Maturity Date under the conditions set forth in the Agreement or failure of the parties agree upon the Employment Contract.

El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands.  El Gas s.r.o, licensor of El Gas NA, was founded in 1992 in Pardubice, Czech Republic.  Electronic volume correctors facilitate proper natural gas measurement, data recording and billing, and are generally used by gas utility concerns, municipalities, natural gas producers, pipeline operators and some industrial concerns.

Sale of the products in the United States and Canada is subject to El Gas NA receiving UL approval and CSA approval, respectively, which applications are underway and which El Gas NA expects to receive by the close of January 2012.  El Gas NA’s licensor, El Gas s.r.o, has APEX approval, the European equivalent required certification, on the products in Europe.  El Gas NA’s primary asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands.

Management Changes

On July 18, 2011, the Company confirmed the appointment of Lyle T. Morse to our Board of Directors.

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors.  In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011 having previously served as director and Secretary of the Company since his appointment on September 18, 2009.  On May 1, 2011, the Company entered into employment agreements with Mr. Laurence Shelver, Mr. Clayton Shelver and Mr. David Otto.

Laurence Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  On August 1, 2011, Mr. Shelver was granted an option to purchase 1,903,684 shares of our common stock at $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million.  The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At September 30, 2011, we owed Mr. Shelver approximately $120,000 in accrued salary.

Clayton Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  On August 1, 2011, Mr. Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At September 30, 2011, we owed Mr. Shelver approximately $99,000 in accrued salary.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  At September 30, 2011, we owed Mr. Otto approximately $99,000 in accrued salary.

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

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  The fair values of shares issued have been based on closing market prices.  We use the Black-Scholes option-pricing model as our method of valuation for other share-based awards of options and warrants.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods (deemed to be the requisite service period), based on the fair value of such share-based awards on the grant date.

Liquidity, Going Concern and Capital Resources

As of September 30, 2011, we had a deficit accumulated during the development stage of approximately $28.2 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.8 million as of September 30, 2011. We have received an opinion for the fiscal years ended September 30, 2011 and 2010 from our independent registered public accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant deficit accumulated during the development stage and negative working capital.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business We have funded our losses primarily through sales of common stock and warrants in private placements and borrowings from related parties and other investors.  The further development of our business will require capital. Our current cash levels are not sufficient to enable us to execute our business strategy.  We require additional financing to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We are actively seeking to raise additional capital through the sale of shares of our capital stock to institutional investors and through strategic investments, including convertible bridge loans.  If management deems necessary, we might also seek additional loans from related parties or others.  However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

Discussion of Cash Flows

We used cash of approximately $208,000 and $672,000 in our operating activities in the years ended September 30, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the years ended September 30, 2011 and 2010, respectively.

Our financing activities provided cash of approximately $213,000 and $672,000 in the years ended September 30, 2011 and 2010, respectively.  Changes in cash from financing activities are proceeds from advances, stockholder payment of expenses and proceeds from issuance of notes payable.

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

Recent Financing Activities

In September 2011, we entered into a 10% promissory note with Saratoga Capital Partners, LLC, in the principal amount of $25,000, due upon the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

In September 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $75,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

In October 2011, 12% convertible notes in the amount of $151,257.02 and $79,998.46 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis Law, PLLC (formerly known as Otto Law Group, PLLC) and reissued as 8% convertible promissory notes in the amounts of $167,717.05 and $63,538.43.  Along with the new $167,717.05, 8% convertible promissory note, accounts payable to Martin Davis Law, PLLC in the amount of $232,282.95 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of September 30, 2012.

On December 20, 2011, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or June 1, 2012.  The default rate of interest is 22%.  The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

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

Results of Operations

In the years ended September 30, 2011 and 2010, we incurred net losses of approximately $2,911,000 and $2,752,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the years ended September 30, 2011 and 2010.

Operating Expenses.  Operating expenses increased to $2,688,000 in the year ended September 30, 2011, from $2,118,000 in the year ended September 30, 2010, due primarily to the following:

•
Executive compensation increased approximately $228,000, to approximately $873,000 in the current year compared to $645,000 in the prior year. Included are $500,000 in higher stock based compensation, offset in the current year by the reversal of approximately $385,300 in executive compensation recorded in the current year as a revision in estimate.

•	Investor relations and management consulting expenses increased approximately $530,000 from $210,000 to $740,000 in the current year.
•	We recorded a $250,000 fee related to the Harvard Group International in the current year for executive search services.
•	Accounting and audit related expenses decreased approximately $292,000 in the current year due to prior year efforts to bring our filings current with the SEC.

Interest Expense.  Interest expense decreased from $634,000 in the prior year to $393,000 in the current year, due primarily to prior year amortization of the beneficial conversion feature related to convertible liabilities.

Net Gain on Extinguishment of Liabilities. In April 2011, Saratoga Capital Partners, LLC (“Saratoga”) entered into a Stock Sale Agreement (the “Saratoga Agreement”) with David Coloris, David Otto and John Sams in connection with the resignations of Mr. Sams and Mr. Coloris from their positions as officers of the Company and certain investors and service providers of the Company who agreed to transfer their equity and debt ownership interests in the Company to Saratoga.  Under the terms of the Saratoga Agreement, Mr. Sams will receive no additional payments as to accrued salary.  Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off and recorded as a gain on extinguishment of liabilities in the consolidated statement of operations during the year ended September 30, 2011 in connection with the Saratoga Agreement.

In July 2011, we also recognized a total loss of $40,000 on extinguishment of liabilities on conversion of convertible notes payable to common stock at a lower conversion price than the market price of our common stock on the date of conversion.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeoBio Energy, Inc.
Woodinville, Washington

We have audited the accompanying consolidated balance sheets of GeoBio Energy, Inc. and Subsidiaries (a development stage company) ("the Company"), as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 1, 2004, (date of inception) through September 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoBio Energy, Inc., and Subsidiaries (a development stage company) as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the period from November 1, 2004 (date of inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a deficit accumulated during the development stage of approximately $28.2 million and a working capital deficit of approximately $3.8 million as of September 30, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
January 13, 2012

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$5	$-
Prepaid expenses	6	100
Total current assets	11	100
Total assets	$11	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,221	$1,506
Accrued payroll	597	535
Convertible notes payable, net of discount of $2 and $0, respectively	36	78
Convertible notes payable to related parties	1,143	-
Notes payable to related parties, net of discount of $48 and $0, respectively	533	157
Advances	262	252
Total current liabilities	3,792	2,528

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized; 30,000,000 shares designated as Series A at both September 30, 2011 and September 30, 2010; 20,775,000 and 27,500,000 issued and outstanding at September 30, 2011 and September 30, 2010, respectively	83	110
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 13,451,240 and 2,304,420 issued and outstanding at September 30, 2011 and September 30, 2010, respectively	24,309	22,724
Deficit accumulated during the development stage	(28,173)	(25,262)
Total stockholders' equity (deficit)	(3,781)	(2,428)
Total liabilities and stockholders' equity (deficit)	$11	$100

See notes to consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception (November 1, 2004) Through
	For the year ended September 30,		September 30,
	2011	2010	2011
	(in thousands, except share and per share amounts)

Sales	$-	$-	$12
Cost of sales	-	-	54
Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	2,688	2,118	24,634
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	2,688	2,118	26,700
Loss from operations	(2,688)	(2,118)	(26,742)
Interest expense	(393)	(634)	(1,601)
Net gain on extinguishment of liabilities	170	-	170
Net loss	$(2,911)	$(2,752)	$(28,173)
Net loss per common share - basic and diluted	$(0.36)	$(2.80)
Shares used in computing net loss per share - basic and diluted	8,090,547	981,740

See notes to consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount		Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	$83	13,451,240	$24,309	$(28,173)	$(3,781)

See notes to consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010	From Inception (November 1, 2004) through September 30, 2011
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(2,911)	$(2,752)	$(28,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	156	581	1,140
Non-cash stock-based compensation for consulting, director fees and other expenses	1,085	152	18,050
Issuance of note payable as consideration for executive search services and expenses	325	-	325
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	77	-	152
Impairment of assets	-	-	1,585
Change in value of embedded fair value derivative liabilities	-	-	-
Net gain on extinguishment of liabilities	(170)	-	(170)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	100	(100)	-
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	1,130	1,447	4,380
Net cash used in operating activities	(208)	(672)	(2,505)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	-	224	542
Repayment of advances	(13)	(54)	(67)
Stockholder contributions and payment of expenses on behalf of the Company	68	401	493
Borrowings on notes payable	158	50	713
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	51	551
Net cash provided by financing activities	213	672	2,987
Net Change In Cash	5	-	5
Cash, beginning of period	-	-	-
Cash, end of period	$5	$-	$5

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion of liabilities	$118	$919	$1,526
Conversion of accounts payable to notes payable	$1,120	$45	$1,727
Debt discount related to warrants issued with debt or beneficial conversion feature of convertible liabilities	$210	$173	$1,116
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$(77)	$-	$(152)

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

As of the date of this filing, the parties have jointly stopped pursuing the completion of the October 2010 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Magna Energy Services, LLC.  No further consideration is due under the terms of the agreement.

On April, 25, 2011, we terminated our February 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Moody Construction & Sons, Inc.  No further consideration is due under the terms of the agreement.

In October 2011, the Company and Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), terminated our April 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Archer. There were no material penalties to either the Company or Archer in connection with the termination.

On November 14, 2011, we closed an equity purchase agreement (the “Agreement”) with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA in exchange for total consideration (the “Purchase Price”) including:

(i)	2,500,000 shares of our common stock (the “Acquisition Stock”), which were placed into escrow and to be released to El Gas NA upon the full payment of the Acquisition Note (defined below);

(ii)
$100,000 in the form of an 8% Promissory Note (“Acquisition Note”), due upon the earlier of (i) our receipt of third-party financing (or, cumulatively, financings) of not less than $5,000,000 or (ii) one year from the date of the Closing (the “Maturity Date”), provided that El Gas NA has generated sufficient revenue during the year to repay the Acquisition Note, or that at such time as sufficient revenue has been made available;

(iii)
We agree to reimburse to El Gas NA all reasonable expenses that El Gas NA incurs (“Reimbursable Expenses”) prior to El Gas NA achieving its first month of positive Earnings Before Income, Taxes, Depreciation and Amortization (“EBITDA”), such payment of the Reimbursable Expenses to occur upon the earlier of (a) a third-party financing (or, cumulatively, financings) of not less than $5,000,000, (b) within six months following such time as of which fifty percent (50%) of the monthly EBITDA is sufficient to repay the Reimbursable Expenses or (c) one year from the date of the Closing; and

(iv)
At the end of our fiscal year for each of the first two years following the Closing, provided that the Agreement is not at such time terminated or otherwise unwound, our board of directors and the board of directors of El Gas NA shall evaluate the value of the Acquisition Stock, and to the extent that the value of the Acquisition Stock is less than the value of the Acquisition Stock at the Closing (the “Baseline Value”), we shall issue to El Gas NA that amount of additional Acquisition Stock necessary to raise the total value of the Acquisition Stock to not less than its Baseline Value. In no event shall the Acquisition Stock be reduced.

Additionally, under the Agreement, we agreed to provide the principal of El Gas NA with a five-year employment contract to serve as President of El Gas NA at a pay rate of $8,000 per month (“Base Salary”), which shall be payable 50% by us and 50% by El Gas NA until the El Gas NA- generated revenue is sufficient to pay the entire monthly Base Salary (the “Employment Contract”).  The principal of El Gas NA is also the Director of Saratoga Capital, LLC.  Additionally, for each full year that the Employment Contract remains effective, we shall extend the term of the employment agreement by an additional year (for up to a maximum of ten years).  The Employment Agreement shall provide severance benefits in the event of termination without cause consisting of not less than severance salary of not less one hundred percent (100%) of the Base Salary for the period of the Employment Contract.  The Agreement requires the parties to agree upon and enter the Employment Contract within 30 days following the Closing. This Employment Contract has been drafted and is under review by the parties.

The Closing occurred upon the Company’s and El Gas NA’s mutual execution of the Agreement.  The Agreement is subject to revocation in the event of material breach of the Agreement by either party including, but not limited to, our failure to repay the Acquisition Note or the Reimbursable Expenses by the Maturity Date under the conditions set forth in the Agreement or failure of the parties agree upon the Employment Contract.

El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands.  El Gas s.r.o, licensor of El Gas NA, was founded in 1992 in Pardubice, Czech Republic.  Electronic volume correctors facilitate proper natural gas measurement, data recording and billing, and are generally used by gas utility concerns, municipalities, natural gas producers, pipeline operators and some industrial concerns.

Sale of the products in the United States and Canada is subject to El Gas NA receiving UL approval and CSA approval, respectively, which applications are underway and which El Gas NA expects to receive by the close of January 2012.  El Gas NA’s licensor, El Gas s.r.o, has APEX approval, the European equivalent required certification, on the products in Europe.  El Gas NA’s primary asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands.

Minimal other assets were acquired and minimal liabilities are being assumed.  Management of the Company is still determining the accounting for this transaction as appropriate information is still being obtained.

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

As of September 30, 2011, we had a deficit accumulated during the development stage of approximately $28.2 million and expect to incur additional losses in the future. Our working capital deficit was approximately $3.8 million as of September 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have identified our federal tax return as our “major” tax jurisdiction, as defined.  Tax years from 2004 to 2011 are subject to audit.  We do not believe any reserves for uncertain income tax positions are required.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued expenses, convertible notes payable, notes payable to related parties, notes payable and advances.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than notes payable to related parties approximate the recorded value based on the short-term nature of these financial instruments. The fair value of notes payable to related parties is presently undeterminable due to the related party nature of the obligations.

Debt Discounts

Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $156,000, $581,000 and $1,140,000 during the years ended September 30, 2011 and 2010 and the period from inception to September 30, 2011, respectively.

Share-Based Payments

We have granted shares of our common stock and stock options and warrants to purchase shares of our common stock to various parties for services and in connection with financing activities.  Shares of common stock issued for services are recorded based on the market value of our common stock. We use the Black-Scholes option-pricing model as our method of valuation for share-based awards of options and warrants.  Share-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures.  Our determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised.  Although the fair value of share-based awards is determined in accordance with authoritative guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.  Non-cash compensation expense is recognized on a straight-line basis over the applicable vesting periods (deemed to be the requisite service period), based on the fair value of such share-based awards on the grant date.

Note 3.  Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (convertible preferred stock, stock options, convertible debentures and warrants) since such inclusion in the computation would be anti-dilutive.

The following numbers of common shares have been excluded (as of September 30), in thousands:

	2011	2010

Series A Preferred Stock	20,775	27,500
Convertible debentures	4,100	-
Warrants	3,603	-
Options	3,807	-
Total	32,285	27,500

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

The shares potentially issuable under our convertible promissory notes with Ray Purdon are not included in the table above as the number of shares issuable on conversion is not determinable as of the date of this filing.  The notes are convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

See further discussion regarding notes payable at Note 5.

Note 4.  Saratoga Capital Partners

In April 2011, Saratoga Capital Partners, LLC (“Saratoga”) entered into a Stock Sale Agreement with David Coloris, David Otto and John Sams in connection with the resignations of Mr. Sams and Mr. Coloris from their positions as officers of the Company and certain investors and service providers of the Company who agreed to transfer their equity and debt ownership interests (“Transferred Interests”) in the Company to Saratoga.  Saratoga is a significant shareholder of the Company and David Otto, a related party to the Company, is the Managing Director.

The Transferred Interests included the following:

10% Convertible note payable due to CKNS Capital Group, LLC, due 7/12/11	$50
10% Convertible note payable due to Silvestri, due 7/12/11	25
8% Convertible note payable due to Fisher, due 2/25/12	25
8% Convertible note payable due to Whitcomb, due 3/3/12	50
8% note payable due to Harvard Group International, due 5/1/12	250
400

Under the agreement, the Transferred Interests were combined into a single 8% convertible note payable due to Saratoga, due June 1, 2012 unless earlier converted by the holder.  The note may be converted into shares of our common stock at a conversion rate of $0.10.  The default rate of interest is 12%.

In addition, in connection with the Stock Sale Agreement (the “Saratoga Agreement”), certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga.  Under the terms of the Saratoga Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga.  Under the terms of the Saratoga Agreement, Mr. Sams will receive no additional payments as to accrued salary.  Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off and recorded as a gain on extinguishment of liabilities in the consolidated statement of operations during the year ended September 30, 2011 in connection with the Saratoga Agreement.

Note 5.   Notes Payable

At September 30, 2011 and 2010, notes payable were comprised of the following (in thousands):

	September 30,	September 30,
	2011	2010

10% Convertible note payable due to CKNS Capital Group, LLC, due 7/12/11	$-	$50
Convertible note payable due to Tatum, 13.5% per annum, in default	28	28
10% Convertible note payable to ValueCorp, Inc., due 12/1/11, net of discount of $2 and $0, respectively	8	-
Related Party Convertible Notes
12% Convertible note payable to Ray Purdon, in default	86	-
12% Convertible note payable to Ray Purdon, in default	80	-
12% Convertible note payable to Ray Purdon, in default	53	-
12% Convertible note payable to Ray Purdon, in default	348	-
12% Convertible note payable to Ray Purdon, in default	151	-
12% Convertible note payable to Ray Purdon, in default	25	-
8% Convertible Promissory note payable to Saratoga Capital Partners, LLC,
due 6/1/12	400	-
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
8% Promissory note payable to David M. Otto, due 1/7/12	7	-
10% Promissory note payable to Otto Capital, LLC, due 11/29/11	2	-

10% Promissory note payable to Martin Davis Law Group, PLLC, due 12/22/11	289	-
10% Promissory note payable to Otto Capital, LLC, due 4/15/12	3	-
10% Promissory note payable to Otto Capital, LLC, due 5/3/12	10	-
10% Promissory note payable to Otto Capital, LLC, due 5/12/12	5	-
10% note payable to Saratoga Capital Partners, LLC, net of discount of $15 and $0, respectively	10	-
10% Promissory note payable to David M. Otto, due 5/20/12	8	-
10% Promissory note payable to Laurence Shelver, net of discount of $33 and $0, respectively	42	-
	$1,712	$235

Tatum Convertible Note Payable

As of the date of these consolidated financial statements, our note payable agreement with Tatum, LLC (“Tatum”) is in default and carries a default interest rate of 13.5% per annum. The note payable was due at the earlier of one year or a financing of at least $1.5 million and carried an interest rate of 10% compounded annually. At the election of Tatum, the note payable is convertible at any time into shares of our common stock at the lesser of $4,125 per share or the 10 day volume weighted average of the closing bid and ask prices.

Other Convertible Notes Payable

In December 2010, accounts payable due to Otto Law Group, a related party, were assigned to Value Corp, Inc., and we entered into a convertible promissory note in aggregate principal amount of $50,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010. The notes are due December 1, 2011 unless previously converted and the default rate of interest is 18%.  The intrinsic value (the market value of the stock less the conversion price multiplied by the number of shares to be issued upon conversion) of the conversion feature was well in excess of the principal balance of the liability.  However, the amount of the beneficial conversion feature to be recorded is limited to the principal amount of the liability, and thus, the beneficial conversion feature recorded was $50,000.  During the first quarter of fiscal 2011, principal amounting to $40,000 was converted into 400,000 shares of our common stock, leaving a remaining principal balance of $10,000.   During the year ended September 30, 2011, we recorded amortization of the beneficial conversion feature of $47,500 as interest expense.

In January 2011, we entered into a promissory note with Timothy Silvestri, in the principal amount of $25,000 at an interest rate of 8% per annum, due on or before July 12, 2011. The default rate of interest is 12%.  This note was cancelled in connection with the Saratoga transaction further described in Note 4.

In February 2011, we entered into a convertible promissory note with Michael Fisher, in the principal amount of $25,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated February 25, 2011, bearing interest at 8% per annum.  The note was due February 25, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $12,500.  During the year ended September 30, 2011, we fully amortized the $12,500 as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

In March 2011, we entered into a convertible promissory note with Kenneth Whitcomb, in the principal amount of $50,000, convertible into shares of our common stock at $0.10 per share or the price of the next financing, if it occurred within 120 days of the note, which was dated March 3, 2011, bearing interest at 8% per annum.  The note was due March 3, 2012 unless previously converted and the default rate of interest is 12%.  A beneficial conversion feature was recorded in the amount of $25,000.  During the year ended September 30, 2011, we fully amortized the $25,000 as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

In May 2011, we entered into an 8% promissory note with Harvard Group International in the principal amount of $250,000, with a maturity date of May 1, 2012, in exchange for executive search consulting services previously performed.  The default rate of interest is 12%.  The note was transferred in connection with the Saratoga transaction as described in Note 4.

Related Party Promissory Notes

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

On December 22, 2010, accounts payable in the aggregate amount of $1,045,093 due to Otto Law Group, a related party, were converted into two promissory notes, each due on or before December 22, 2011.  The first note, in the principal amount of $289,480, bears interest at a rate of 10% per annum.   The default rate of interest is 22%.  The first note was assigned to Martin Davis Law Group, PLLC (formerly The Otto Law Group).  The second note, in the principal amount of $755,613, bears interest at a rate of 12% per annum and is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.   The default rate of interest is 18%.  The Martin Davis Law Group, PLLC transferred the rights to the second note agreement in the amount of $755,613 to Ray Purdon (Managing Director of Grandview Capital, a stockholder of the Company) in May 2011.   In July 2011, the convertible promissory note due Mr. Purdon in the amount of $755,613 was split into six promissory agreements, with the terms unchanged from the original note, in the aggregate principal amount of $755,613.  In July 2011, an aggregate of $12,000 of the convertible notes payable outstanding to Mr. Purdon was assigned to unrelated parties, who then presented the debt to the Company for the purposes of cancelling the debt in exchange for the purchase of 1,500,000 shares of our common stock and we recognized a total loss of $40,000 on extinguishment of liabilities on conversion of convertible notes payable to common stock at a lower conversion price than the market price of our common stock on the date of conversion.  This loss is included in net gain on extinguishment of liabilities in the consolidated statement of operations for the year ended September 30, 2011.

In September 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $75,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.03 per share.  The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.02, volatility of 192%, expected term of 3 years, risk free rate of 0.68% and dividend yield of 0.0%.  The value of the warrants of approximately $33,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable.  The warrant expires in three years.

In September 2011, we entered into a 10% promissory note with Saratoga Capital Partners, LLC (“Saratoga”), in the principal amount of $25,000, due upon the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share.  The value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.02, volatility of 192%, expected term of 3 years, risk free rate of 0.75% and dividend yield of 0.0%.  The value of the warrant of approximately $15,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable.  The warrant expires in three years.

As discussed in Note 4, in April 2011, under the Saratoga Agreement, the Transferred Interests were combined into a single 8% convertible note payable due to Saratoga, in the principal amount of $400,000, due June 1, 2012 unless earlier converted by the holder.  The note may be converted into shares of our common stock at a conversion rate of $0.10.  The default rate of interest is 12%.

CKNS Capital Group, LLC Convertible Bridge Loan

In May 2010, we entered into an agreement with CKNS Capital Group, LLC, pursuant to which CKNS Capital Group, LLC purchased two units, at a purchase price of $25,000 per unit, each consisting of (i) a six-month 10% convertible debenture in the principal amount of $25,000 convertible into the principal securities sold in our next capital financing (the “Principal Securities”) defined as a capital financing as not less than $14 million (“Capital Financing”).  In January 2011, the CKNS Bridge Loan agreement was amended and the instrument was replaced with a 10% convertible promissory note with a conversion price of $0.10 per share.  A beneficial conversion feature was recorded in the amount of $50,000.  During the year ended September 30, 2011, we recorded $50,000 in amortization as interest expense as this note was cancelled due to the Saratoga transaction as described in Note 4.

Note 6.  Related Party Transactions

Also see Note 5, Related Party Promissory Notes for related party notes payable.

Martin Davis Law Group and David M. Otto

David M. Otto, a principal at The Martin Davis Law Group (formerly The Otto Law Group), is a stockholder of the Company, a former director and our current Vice President of Finance.  We recorded approximately $678,000 and $901,000 in legal fees to The Martin Davis Law Group for the years ended September 30, 2011 and 2010, respectively, and $2,713,000 in legal fees to the Martin Davis Law Group for the period from inception to September 30, 2011 as general and administrative expenses.

On January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to Mr. Otto, for management consulting services valued at $40,000.  The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

In October 2010, accounts payable due to Martin Davis Law Group were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000.   These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.

On December 13, 2010, Mr. Otto converted 400,000 shares of Series A Preferred stock to 400,000 shares of our common stock on a 1:1 basis. On January 12, 2011, David M. Otto converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Otto.  Also on January 12, 2011, Mr. Otto assigned a total of 450,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 450,000 shares of our common stock.

On February 1, 2011, Mr. Otto assigned a total of 750,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 750,000 shares of common stock of the company.  On May 4, 2011, Mr. Otto assigned a total of 3,685,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 3,685,000 shares of our common stock.

In December 2010, accounts payable due to Otto Law Group were assigned to a company owned by a stockholder of the Company and we entered into convertible promissory notes in principal amount of $50,000.  In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

During the year ended September 30, 2010, approximately $118,000 of accounts payable due to Otto Law Group, a related party, were assigned to certain other parties and was converted into 114,546 shares of our common stock.

As of September 30, 2011 and 2010, approximately $393,000 and $877,000, respectively, in fees to The Martin Davis Law Group were unpaid.  See Subsequent events – Note 10.

Lance Miyatovich

On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000. The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009.  At September 30, 2011 and 2010, we owed Mr. Miyatovich approximately $200,000 and $205,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

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

Clayton Shelver

In January 25, 2010, we entered into a 12-month consulting services contract with Clayton Shelver, our current Chief Financial Officer (then a member of our board of directors and Secretary of the Company), and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.  Also see “Employment Agreements – Clayton Shelver”, below.

Related Party and Other Advances

As of September 30, 2011 and 2010, advances and accrued interest totaled approximately $262,000 and $252,000, respectively. All of these advances bear interest at 8% per annum.  Of these advances, related party advances and accrued interest totaled approximately $81,000 and $74,000, respectively at September 30, 2011 and 2010.

In the prior year, we received an aggregate of approximately $174,000 from certain other parties in the form of advances and which are also included in Advances in the accompanying consolidated balance sheet, together with accrued interest of approximately $15,000 and $4,000, respectively, at September 30, 2011 and 2010.  In January 2011, we issued 140,000 shares of our common stock for forbearance of certain of these advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.  In the year ended September 30, 2011, we paid $13,000 against these advances and related accrued interest.

We intend to repay the advances.

Employment Agreements

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors.  In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011 having previously served as a director and as Secretary of the Company since his appointment on September 18, 2009.

Laurence Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  On August 1, 2011, Mr. Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term.  At August 1, 2011(issuance), the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 192%, risk-free rate of 2.06%, expected life of 1 year, dividend yield of 0.0%.  We recorded general and administrative expense during the year ended September 30, 2011 for the full value of the options of $40,000 as the options were fully vested at issuance.  At September 30, 2011 and 2010, we owed Mr. Shelver approximately $120,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Clayton Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  On August 1, 2011, Mr. Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million.   The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term.  At August 1, 2011(issuance), the Black-Scholes assumptions utilized were as follows:  stock price of $0.03, volatility of 192%, risk-free rate of 2.06%, expected life of 1 year, dividend yield of 0.0%.  We recorded general and administrative expense during the year ended September 30, 2011 for the full value of the options of $40,000 as the options were fully vested at issuance. At September 30, 2011 and 2010, we owed Mr. Shelver approximately $99,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  At September 30, 2011 and 2010, we owed Mr. Otto approximately $99,000 and $0, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

On October 8, 2010, John L. Sams and David M. Coloris were appointed to our board of directors.  Also on October 8, 2010, Mr. Sams was appointed as President and Chief Executive Officer, Joseph J. Titus was appointed as Chief Operating Officer and Douglas Daniel was appointed as Senior V.P. of Corporate Development and Finance.   Effective April 16, 2011, Mr. Sams resigned as President and Chief Executive Officer.  Also on April 16, 2011, Mr. Sams and Mr. Coloris submitted their resignations from their positions as members of our board of directors.

John Sams – On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  Mr. Sams resigned on April 16, 2011.  In connection with the Saratoga transaction further described at Note 4, Mr. Sams settled all claims under his employment contract.  At September 30, 2011 and 2010, we owed Mr. Sams approximately $0 and $91,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Joseph Titus –On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  No acquisition transactions closed during Mr. Titus’s engagement with the Company, and no formal employment agreement between the parties was completed before Mr. Titus terminated his relationship with the Company in April 2011, and as a result we consider further payment under this contract to be remote.  At September 30, 2011 and 2010, we owed Mr. Titus approximately $0 and $76,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Douglas Daniel – On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniel accepted the position of Senior Vice President Corporate Development of the Company at an annual salary of $225,000, commencing on the effective date of March 31, 2010.  No acquisition transactions closed during Mr. Daniel’s engagement with the Company, and no formal employment agreement between the parties was completed before Mr. Daniel terminated his relationship with the Company in April 2011, and as a result we consider further payment under this contract to be remote.  At September 30, 2011 and 2010, we owed Mr. Daniel approximately $0 and $83,500, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Related Party Common Stock Issuances

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the year ended September 30, 2011 as the shares were fully vested as of the issuance date and not forfeitable.  In April 2011, in connection with the Saratoga transaction further described at Note 4, these shares were transferred to Saratoga.

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

Note 7.  Stockholders’ Equity (Deficit)

Preferred Stock

On June 9, 2009, we amended our articles of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 shares of no par value preferred stock to 100,000,000.  On January 20, 2010, we amended our articles of incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 25,000,000,000, and we increased the number of shares of preferred stock which are designated as Series A Preferred from 10,000,000 to 30,000,000.

The preferred stock is a “blank check” class in that the rights of such stock would be established at the time of its issuance.

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

As disclosed in Note 6, Related Parties, on January 25, 2010, we issued 10,000,000 shares of our Series A Preferred stock to David M. Otto, a former director, for management consulting services valued at $40,000, and 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

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

Common Stock Issuances — On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During January and February 2010, all of these notes were converted to 290,910 shares of our common stock at their stated conversion price of $0.55 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During April, May and June 2010, an aggregate of $212,000 of these convertible notes were converted into approximately 770,910 shares of our common stock at their stated conversion rate.

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

During October and November 2009, approximately $118,000 of accounts payable due to Otto Law Group, a related party, were assigned to certain other parties and was converted into 114,546 shares of our common stock.

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

As discussed in Note 5, in December 2010, accounts payable due to Otto Law Group, a related party, were assigned to a company owned by a stockholder of the Company (Value Corp., Inc.) and we entered into convertible promissory notes in principal amount of $50,000.   In December 2010, $40,000 in principal amount of the convertible promissory note was converted into 400,000 shares of common stock at the stated conversion rate of $0.10.

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

As discussed in Note 6, in January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000.  The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.

As discussed in Note 1, in February 2011, we issued an aggregate of 200,000 shares of our common stock to parties related to the Collins acquisition.  The value of the shares of $30,000 based on the closing price of our common stock of $0.15 on the date of issuance was recorded to general and administrative expense during the second quarter of 2011.

As discussed in Note 5, Notes Payable, in July 2011, convertible notes payable in aggregate principal amount of $12,500 due to Ray Purdon were assigned to unrelated parties, and the notes were immediately converted by those parties into 1,500,000 shares of our common stock and we recognized a total loss of $40,000 on extinguishment of liabilities on conversion of convertible notes payable to common stock at a lower conversion price than the market price of our common stock on the date of conversion.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 228 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

Stock Options —In 2011, we granted options outside of the Equity Incentive Plan to purchase an aggregate of 3,807,368 shares of our common stock at $0.03 per share to our CEO and CFO under the terms of their employment contract.  The option grants represented not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, and the terms of the employment contract require adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that the CEO and CFO terminate employment without cause during the term of the employment agreements.  The options have a five year term.

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years ended
	September 30,
	2011	2010
Expected dividend yield	0%	*
Expected stock volatility	192%	*
Risk-free interest rate	2.06%	*
Expected life	1 year	*

* During 2010, we did not grant any stock options.

Option activity was as follows during the years ended September 30, 2010 and 2011:

		Weighted	Weighted	Aggregate
		Average	Avg. Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Options outstanding, October 1, 2009	7	$14,575.00
Options granted	-
Options cancelled	-
Options forfeited	-
Options outstanding, September 30, 2010	7	14,575.00
Options granted	3,807,368	0.03
Options cancelled	-
Options forfeited	-
Options outstanding, September 30, 2011	3,807,375	0.06	4.8 years	$-

Options exercisable, September 30, 2011	3,807,375	0.06	4.8 years	$-

As of September 30, 2011, we did not have any unrecognized compensation cost related to unvested stock options.  The intrinsic value of stock options outstanding and exercisable of nil at September 30, 2011 is based on the $0.01 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.01 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.01.

Warrants —As discussed in Note 8, under our agreement with Mosaic Capital for strategic financial consulting services, five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement of April 21, 2011.  The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:  stock price of $0.13, volatility of 192%, expected term of 5 years, risk free rate of 2.14% and dividend yield of 0.0%.  The value of the warrants of $34,725 was recorded to general and administrative expenses during the year ended September 30, 2011. The warrants expire in April 2016.

As discussed in Note 5, under our promissory note with Saratoga Capital Partners, LLC, on September 1, 2011, we issued a three-year warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on September 1, 2014.

As discussed in Note 5, under our promissory note agreement with Laurence Shelver, on September 22, 2011, we issued three-year warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on September 22, 2014.

Warrant activity was as follows during the years ended September 30, 2010 and 2011:

		Weighted average exercise price
Warrants outstanding, September 30, 2009	435	$4,569.51
Warrants expired	(1)
Warrants exercised	-
Warrants issued	-
Warrants cancelled	-
Warrants outstanding, September 30, 2010	434	$4,561.11
Warrants expired	-
Warrants exercised	-
Warrants issued	3,602,563	$0.03
Warrants cancelled	-
Warrants outstanding, September 30, 2011	3,602,997	$0.58

Note 8.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point.  Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2011 and 2010.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events).  We have included the $50,000 in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2011.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows:  a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise).  In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis.  The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance.  Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010.  In March 2010, the agreement with Goodrich Capital, LLC was amended.  The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of September 30, 2011 and 2010 in the accompanying consolidated balance sheet.

Mosaic Capital Agreement

In April 2011, we entered into an agreement with Mosaic Capital LLC, for strategic financial consulting services in exchange for a non-refundable cash fee of $35,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $700,000.  In addition, warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit and have a term of equivalent to that of the equity instruments issued in the financing.  Upon signing the agreement, we paid Mosaic Capital $35,000 and five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement.   See further discussion regarding the warrants at Note 7.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service.  The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock.  See Note 5.  Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011.  We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of September 30, 2011 in the accompanying consolidated balance sheet.

Strategic Tactical Asset Trading, LLC

In July 2011, we entered into a one-year agreement with Strategic Tactical Asset Trading, LLC, for financial services and investor relations management consulting in exchange for an initial setup cash fee of $5,000, monthly fees of $5,000 which are payable at the option of the Company either in cash or in shares of the Company’s common stock at a per share price based upon the Volume Weighted Average Price (VWAP) for the month prior to the month in which the monthly payment is to be made or in some combination of cash or stock in total value of $5,000.  The common stock issued is to be entitled to piggyback registration rights on all registrations of the Company except for registrations filed on Form S-4 or Form S-8, or on any demand registrations of any other investor.   The agreement, which auto-renews on a month-to-month basis upon its expiration, may be terminated by either party upon 10 days written notice during its original term or within 15 calendar days within the renewal term.  We have not made any payments under the agreement and we have included $15,000 in accounts payable and accrued expenses as of September 30, 2011 in the accompanying consolidated balance sheet.

Note 9. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowance are as follows as of September 30 (in thousands):

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$2,983	$2,021
Stock-based compensation	5,792	5,753
Intangible assets	361	426
Other	4	4
Total deferred tax assets	9,140	8,204
Valuation allowance	(9,140)	(8,204)
Deferred tax assets, net of allowance	$-	$-

The valuation allowance increased by approximately $936,000 and $816,000 during the years ended September 30, 2011 and 2010, respectively.

The difference between the tax at the statutory rate and no tax provision for the years ended September 30, 2011 and 2010 is primarily due to our full valuation allowance against our full deferred tax assets.

At September 30, 2011, we had net operating loss carryforwards for Federal income tax purposes of approximately $8.8 million to offset future taxable income that expire beginning in 2024 through 2031.  Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 change of control provisions.

 Note 10.  Subsequent Events

On December 20, 2011, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or June 1, 2012.  The default rate of interest is 22%.  The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

As discussed in Note 1, on November 14, 2011, we closed an equity purchase agreement with El Gas NA.

As discussed in Note 1, in October 2011, the Company and Lary Archer & Associates, Inc., Archer Equipment Rental, Inc., The Archer Company Inc., and Archer Testing Services, Inc., each a Texas corporation (together  referred to as “Archer”), terminated our April 2011 equity purchase agreement to purchase 100% of the issued and outstanding equity interests of Archer. There were no material penalties to either the Company or Archer in connection with the termination.

In October 2011, 12% convertible notes in the amount of $151,257 and $79,998 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis Law, PLLC (formerly known as Otto Law Group, PLLC) and reissued as 8% convertible promissory notes in the amounts of $167,717 and $63,538.  Along with the new $167,717, 8% convertible promissory note, accounts payable to Martin Davis Law, PLLC in the amount of $232,283 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of September 30, 2012.

In October 2011, Lance Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC.  Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock.

In December 2011, Lance Miyatovich assigned 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)  Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO and CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

Management’s Assessment

Management has determined that, as of the September 30, 2011, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2011, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of September 30, 2011, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2012.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•	Remediation. We recently hired a new CEO and retained independent accounting consultants to assist the company in meeting its control objects.

•
Timing. Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2012.

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2012.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2011, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

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

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2012.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at September 30, 2011, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•
Timing.  Our remediation efforts have been limited by our lack of available capital.  We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2012.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of September 30, 2011.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended September 30, 2011.

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

•
Timing.  Due to lack of financial resources, management was unable to fully neither implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above.  We expect to complete the testing of effectiveness in 2012.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $10,000 for the year ended September 30, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Subsequent to issuance of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on September 19, 2011(solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T), our management discovered a clerical error in the first paragraph of the “Explanatory Note”.  The “Explanatory Note” incorrectly referenced Therapeutic Solutions International, Inc., as the registrant.  The Explanatory Note should have referenced the Company, or GeoBio Energy, Inc., as the registrant.  The Company, or Geobio Energy, Inc., has no relation or affiliation with Therapeutic Solutions International, Inc.  Except as noted herein, no substantive change has been made to the Quarterly Report on Form 10-Q/A as originally filed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2011:

Name	Age	Position(s)
Lawrence Shelver	69	Director and Chief Executive Officer
Clayton Shelver	46	Director, Secretary, Chief Financial Officer and Treasurer
Lyle T. Morse	63	Director

Laurence Shelver. Mr. Shelver previously served as the President of Yukon Fuel Company and its wholly owned subsidiary Yutana Barge Lines.  Both these companies operated primarily in Alaska.  Under his watch, the companies grew from about $20 million in annual revenues to approximately $100 million, with an EBITDA of $12 million over the course of a five-year period.  The companies operated a fleet of tugs, oil barges, tank trucks and tanker airplanes to deliver over 100 million gallons of petroleum products to 12 company-owned tank farms covering geographical regions covering about 70% of the State of Alaska.  Mr. Shelver was also directly involved in developing, preparing and implementing the spill plans, safety plans, crew training, and working with the Coast Guard, EPA, Mines Minerals Management, and the Department of Environmental Compliance (State of Alaska) regulators, to ensure the companies’ compliance with applicable rules and regulations.  Both Yutana and Yukon Fuel, during Mr. Shelver’s tenure, developed many internal procedures and processes that remain the standard in the area.  Innovative leak detection for remote tanks, special procedures for spill boom deployment and specialized crew training are some of the reasons that Yutana won the United States Coast Guard’s Admiral Benkert award in 1996, for being the best environmental small vessel operation in the United States. The award was presented to Yutana in Washington, D.C., by the Commandant of the Coast Guard.  Mr. Shelver has additionally held licenses as Master Mariner, Chief Engineer, Tankerman, EPA Incident Commander, American Petroleum Institute tank examiner under API 653, Jet rated Airline Transport Pilot and a Commercial Driver’s License for double and triple trailers. Mr. Shelver has served as Chief Executive Officer (CEO) and on our board of directors since his appointment by the Company on April 18, 2011.

Clayton Shelver, Mr. Shelver, currently the Chief Technology Officer and Director of SARS Corporation, has extensive experience in information technology and remote data communications.  Before founding SARS, Mr. Shelver served as Vice President of IT for Yukon Fuel Company from August 1996 to November 2001 and previously was IT Manager for Yutana Barge Lines in Alaska. He has developed ISO 9002 Quality Assurance Programs, managed information technology departments, and been part of mergers and acquisition teams in a number of businesses.  Mr. Shelver received a B.A. degree (Information Systems Concentration) and an M.B.A. from the University of Washington.  Mr. Shelver has served as Director and Secretary of the Company since his appointment by the Company September 18, 2009 and as Treasurer and Interim Chief Financial Officer of the Company since his appointment by the Company on April 18, 2011.

Lyle T. Morse. Mr. Morse is currently the Assistant Deputy Secretary serving as Director of Correctional Industries for the State of Washington Department of Corrections, responsible for managing operations of Class II offender work programs at all adult corrections facilities, including over 1,600 offenders and a civilian staff of 240.  Mr. Morse is also a member of the Department of Corrections executive staff and reports to the Secretary of Corrections for the purposes of establishing policy in conjunction with the Correctional industries Board of Directors, reporting and testifying to the legislature on program goals, the efficient management of diverse industries at multiple sites and insuring funding for programs primarily from sales of products by maintaining profitable businesses.  He has been with the Department of Corrections since 2007.  Since 2000, Mr. Morse has also served as the Vice Chair on the Board of Directors of South Sound Bank where he also served on the audit committee and the human resources committee.  Prior to 2007, Mr. Morse was the President and Chairman of the Fish Brewing Company, for which he produced and implemented a business plan that fueled its growth and which remains today a strong commercial business in downtown Olympia.  Between 1989 and 2001, Mr. Morse also served as President and Chairman of Norse Furniture Corporation for which he implemented computer aided manufacturing systems that enabled the capacity of the plant to grow from a plant $1-$2 million in annual sales, employing a workforce of 25, to over $16 million in sales and employing up to 150 employees.  After facilitating the successful sale of Norse Furniture Corporation in 2001, Mr. Morse served for three more years as Director of Marketing. Mr. Morse has received numerous professional awards, including the Governor’s (Washington) Award for Leadership in Management in 2011, the 2009 Department of Corrections Secretary Leadership Award, NWACUHO Life Time Service Award (inaugural recipient), Northwest Association of College and University Housing Officers AIMHO Award for Service (inaugural Award Winner), Association of Intermountain Housing officers NWACUHO Award for Service (only corporate winner in its history), ACUHO I Corporate Friend, and the Association of College and University Housing Officers, International Community Service History.  Mr. Morse is a graduate of Western Washington University. Mr. Morse has served on our board of directors since his appointment on July 18, 2011.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  As of September 30, 2011 we had three (3) directors on our board of directors (the “Board”):  Laurence Shelver, Clayton Shelver, and Lyle T. Morse.

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

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for the fiscal years ended September 30, 2011 and 2010 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clayton Shelver(2) Director, Chief Financial Officer, Treasurer and Secretary	2010 2011	- 0- $104,167	-0- -0-	$2,500(1) -0-	-0- $40,000(3)	-0- -0-	-0- -0-	-0- -0-	$2,500 $144,167
Lance Miyatovich(6) Former Director, Chief Executive Officer, Chief Financial Officer and President	2010 2011	$220,000 -0-	-0- -0-	$50,000(4) -0-	-0- -0-	-0- -0-	-0- -0-	6,200(5) -0-	$276,200 -0-
Laurence Shelver(7) Director and Chief Executive Officer	2010 2011	- 0- $125,000	-0- -0-	-0- $0	-0- $40,000(8)	-0- -0-	-0- -0-	-0- $0	-0- $165,000
John Sams(9) Former Consulting Executive Officer	2010 2011	$150,000 -0-	-0- -0-	-0- $470,000(10)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 $470,000
Joseph Titus(11) Former Consulting Executive Officer	2010 2011	$35,735 $35,735	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$35,735 $35,735
Doug Daniel(12) Former Consulting Executive Officer	2010 2011	$28,985 $28,985	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$28,985 $28,985

(1)
In January 25, 2010, we entered into a 12-month consulting services contract with Mr. Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.  The value of the shares of $2,500 was recorded to general and administrative expense in July 2010.

(2)
Clayton Shelver was appointed Secretary and Interim Chief Financial Officer (CFO) of the Company effective April 18, 2011, having previously served as a director of the Company and as Treasurer since September 18, 2009 and as a consultant of the Company since January 25, 2010.  On May 1, 2011, the Company entered into an employment agreement with Mr. Shelver whereby he became CFO.

(3)
On August 1, 2011, Clayton Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. The value of the options of $40,000 was recorded to general and administrative expenses during the year ended September 30, 2011.

(4)
On January 25, 2010, we issued 12,500,000 shares of our Series A Preferred stock to Lance Miyatovich, our former President and Chief Executive Officer for executive consulting services valued at $50,000.  The value assigned to these shares was recorded to general and administrative expense during the year ended September 30, 2010.

(5)
Under the terms of Mr. Miyatovich’s employment contract, he was entitled to reimbursement for rent and life insurance premiums, which amounted to approximately $2,000 and $4,200, respectively, for 2010.

(6)
On October 8, 2010, Lance Miyatovich resigned from his positions as director, President, Chief Financial Officer and Chief Executive Officer of the Company, having previously served in those capacities since his appointment on September 23, 2009.

(7)	Laurence Shelver was appointed Chief Executive Officer (CEO) and to our board of directors effective April 18, 2011. On May 1, 2011, the Company entered into an employment agreement with Mr. Shelver.
(8)
On August 1, 2011, Laurence Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The value of the options of $40,000 was recorded to general and administrative expenses during the year ended September 30, 2011.

(9)
John L. Sams accepted formal appointment to the position of Chairman, President and CEO of the Company on October 8, 2010.  Mr. Sams resigned on April 16, 2011.  Under the Saratoga Agreement, Mr. Sams will receive no additional payments as to accrued salary.  Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off during the year ended September 30, 2011.

(10)
 In December 2010, we issued 1,000,000 shares of our common stock to John Sams for executive consulting services valued at $470,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the year ended September 30, 2011 as the shares were fully vested as of that date and not forfeitable.

(11)	Joseph J. Titus accepted formal appointment to the position of Chief Operating Officer of the Company on October 8, 2010. Mr. Titus terminated his relationship with the Company in April 2011.
(12)
Douglas A. Daniel accepted formal appointment to the position of Senior Vice President of Corporate Development and Finance of the Company on October 8, 2010.  Mr. Daniel terminated his relationship with the Company in April 2011.

Narrative Disclosure to the Summary Compensation Table

We had employment agreements with certain of our executives. These agreements are summarized below.

Laurence Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver also granted an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, or options to purchase 1,903,684 shares of our common stock, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options was set at the five day trailing volume weighted average price for the five trading days prior to the grant date, or $0.03 per share.   The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term.  At September 30, 2011, we owed Mr. Shelver approximately $120,000 in accrued salary.

Clayton Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  Mr. Shelver was also entitled to an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, or options to purchase 1,903,684 shares of our common stock, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options was set at the five day trailing volume weighted average price for the five trading days prior to the grant date, or $0.03 per share.  The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term. At September 30, 2011, we owed Mr. Shelver approximately $99,000 in accrued salary.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011.  He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors.  At September 30, 2011, we owed Mr. Otto approximately $99,000 in accrued salary.

Employment Agreements with former executive officers

Effective April 16, 2011, John Sams resigned as Director, President and CEO and David Coloris resigned as Director of the Company.  The resignations were not as a result of any disagreement with the Company.

John Sams Employment Agreement

On March 31, 2010, we entered into an employment letter with John Sams pursuant to which Mr. Sams accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of March 31, 2010.  Mr. Sams resigned on April 16, 2011.  In connection with the Saratoga transaction further described at Note 4, Mr. Sams settled all claims under his employment contract.  At September 30, 2011 and 2010, we owed Mr. Sams approximately $0 and $91,800, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

 Joseph Titus Employment Agreement

On March 31, 2010, we entered into an employment letter with Joseph Titus pursuant to which Mr. Titus accepted the position of Chief Operating Officer of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  No acquisition transactions closed during Mr. Titus’s engagement with the Company, and no formal employment agreement between the parties was completed before Mr. Titus terminated his relationship with the Company in April 2011, and as a result we consider further payment under this contract to be remote.  At September 30, 2011 and 2010, we owed Mr. Titus approximately $0 and $76,800 in accrued salary, respectively, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Douglas Daniel Employment Agreement

On March 31, 2010, we entered into an employment letter with Douglas Daniel pursuant to which Mr. Daniels accepted the position of Senior Vice President Corporate Development of the Company upon closing of the transactions relating to the acquisition of companies in the natural gas and oil industries, at an annual salary of $225,000, which commences on the effective date of March 31, 2010.  No acquisition transactions closed during Mr. Daniel’s engagement with the Company, and no formal employment agreement between the parties was completed before Mr. Daniel terminated his relationship with the Company in April 2011, and as a result we consider further payment under this contract to be remote. At September 30, 2011 and 2010, we owed Mr. Daniel approximately $0 and $83,500 in accrued salary, respectively, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Lance Miyatovich Agreement

On October 8, 2010, Lance Miyatovich resigned from his positions as President, Chief Financial Officer and Chief Executive Officer and from his position as director of the Company.   At September 30, 2011 and 2010, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of September 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Laurence Shelver	1,903,684(1)	0	0	$0.03	8/1/2016	0	0	0	0

Clayton Shelver	1,903,684(1)	0	0	$0.03	8/1/2016	0	0	0	0

(1)
The options were granted on August 1, 2011, pursuant to an employment contract requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.  The options have a five year term.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2011, the names and numbers of shares of common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of common stock and the names and number of shares beneficially owned by all of our directors and all of our current executive officers and directors as a group.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named.  The percentages in this table are based on a total of 19,001,000 common shares outstanding as of December 31, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after December 31, 2011 is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, the business address of each person in the table below is c/o Martin Davis, PLLC, 1200 Westlake Avenue N., Suite 604, Seattle, WA 98109.

Common Stock :
Name	Number of Shares		Percent of Common Shares Outstanding (%)
Officers and Directors:
Laurence Shelver, Director, President and CEO	4,403,684	(1)(2)	23.2%
Clayton Shelver, Director and CFO	1,908,230	(3)(4)	10.0%
Lyle T. Morse, Director	0		*
All directors and executive officers as a group (3 persons)	6,311,914		33.2%

5% Shareholders:
Saratoga Capital Partners, LLC	10,333,333	(5)(6)(7)(8)	54.4%
5 Westminster Court, San Antonio, TX 78257
Mark Cangany	1,500,000		7.9%
Peter Cangany	1,000,000	(9)	5.3%
Beleza Capital	7,215,000	(10)	38.0%
Joan A. Rodgers	2,900,000		15.3%

* Beneficial ownership of less than 1% is omitted.

(1)
In connection with Laurence Shelver’s Employment Agreement, Mr. Shelver was granted an option to purchase 1,903,884 shares of our common stock on August 1, 2011, representing not less than 5.0% of the issued and outstanding shares upon exercise of the option, on a non-dilutive basis until and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million.  The options are fully vested, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.

(2)
In September 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $75,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

(3)
In January 25, 2010, we entered into a 12-month consulting services contract with Mr. Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.

(4)
In connection with Clayton Shelver’s Employment Agreement, Mr. Shelver was granted an option to purchase 1,903,884 shares of our common stock on August 1, 2011, representing not less than 5.0% of the issued and outstanding shares upon exercise of the option, on a non-dilutive basis until and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million.  The options are fully vested, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.

(5)
In May 2011, we entered into an 8% Convertible Promissory Note agreement in the amount of $400,000 with Saratoga Capital Partners, LLC (“Saratoga”), with a maturity date of June 1, 2012, convertible at Saratoga’s option into common stock of the Company at $0.10 per share.

(6)
In September 2011, we entered into a 10% promissory note with Saratoga in the principal amount of $25,000, due upon the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000.  The promissory note was issued together with a warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share.  The warrant expires in three years.

(7)
Under the terms of an April 2011 Stock Sale Agreement, certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga.  Under the terms of the Saratoga Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga.

(8)	Included are 2,500,000 shares of our Series A Preferred stock owned by Saratoga.
(9)
While Peter Cangany is a Member of Saratoga, he does not have sole dispositive or voting power over the shares held by Saratoga, and as such, the shares held by Saratoga are excluded from his holdings in the table presentation.

(10)
  Includes 400,000 shares of our common stock held by Beleza Capital and 6,815,000 shares of our Series A Preferred Stock held by Beleza Capital which are convertible into shares of our common stock on a 1:1 basis.

For purposes of this table, information as to the beneficial ownership of shares of preferred stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of our preferred stock are beneficially owned, and sole investment and voting power is held, by the person named.  The percentages in this table are based on a total of 17,775,000 Series A Preferred shares outstanding as of January 10, 2012.  For purposes of computing the percentage of outstanding shares of our Series A Preferred stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after September 30, 2011 is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, the business address of each person in the table below is c/o Martin Davis, PLLC, 1200 Westlake Avenue N., Suite 604, Seattle, WA 98109.

Series A Preferred Stock :
Name	Number of Shares		Percent of Series A Preferred Shares Outstanding (%)
Lance Miyatovich (former Director and former CEO)	3,460,000		19.5%
Beleza Capital, LLC	6,815,000		38.3%
Sausalito Capital Partners, LLC	1,250,000	(1)	7.0%
c/o Michael F. Silberstein, Esq., 851 Irwin St., Ste 200,
San Rafael, CA 94901
Michael F. Silberstein	3,750,000	(2)	21.1%
851 Irwin St., Ste 200, San Rafael, CA 94901
Saratoga Capital Partners, LLC	2,500,000		14.1%
5 Westminster Court, San Antonio, TX 78257

(1)	Included are 1,250,000 shares of our Series A preferred stock owned by Sausalito Capital Partners. Sausalito does not have voting power over Michael Silberstein’s shares.
(2)	Included are 3,750,000 shares of our Series A preferred stock owned by Mr. Silberstein. Mr. Silberstein does not have voting power over Sausalito’s shares.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7	(1)	$14,575.00	221
Equity compensation plans not approved by security holders	3,807,368	(2)	$0.03	-
Total	3,807,375		$0.06	221

(1)	Consists of 7 shares of common stock underlying awards made pursuant to the 2002 Equity Incentive Plan
(2)	Consists of common stock underlying awards made to Laurence Shelver, Director, CEO and President and Clayton Shelver, Director, CFO, Treasurer and Secretary under their employment contracts with us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board of Directors Compensation

We do not pay any of our directors cash fees in consideration for their services, attendance at board of director or committee meetings.  Directors who also serve as our executive officers do not receive additional compensation in respect of their services as directors.

Related Party Transactions

Significant related party transactions are disclosed in Note 6 to the consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2011 was approximately $40,000.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2010 was approximately $42,500.

Audit-Related Fees

We were not billed any fees by our auditors for professional services for audit-related services in the fiscal year ended September 30, 2011 or 2010.

Tax Fees

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2011.

The aggregate tax related fees billed or expected to be billed by our auditors for professional services rendered in connection with tax-related fees, was approximately $5,000 for the year ended September 30, 2010.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended September 30, 2011 and 2010.

ITEM 15.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of Slam Dunk Enterprises, Inc.	Incorporated by reference to Exhibit 3 of the Company’s Form SB-2 filed August 9, 2001

3(ii)	Bylaws	Incorporated by reference to Exhibit 3 of the Company's Form SB-2 filed August 9, 2001

3.1	Articles of Amendment to the Articles of Incorporation of Slam Dunk Enterprises, Inc. changing name to Mountain States Lending, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form SB-2 filed August 9, 2001

3.2	Articles of Incorporation of Mountain Eagle Homes, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 filed August 9, 2001

3.3	Articles of Amendment to the Articles of Incorporation of Mountain States Lending, Inc., including a name change to Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-KSB filed March 31, 2003

3.4	Articles of Amendment to the Articles of Incorporation of Mountain States Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB filed April 17, 2004

3.5	Articles of Amendment to the Amendment to Articles of Incorporation of Better Biodiesel, Inc.	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed January 15, 2008

4.1	Promissory Note issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.2	Security Agreement issued to Sausalito Capital Partners I, LLC	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

4.3	Form of Subscription Agreement for Common Stock	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

4.4	Loan Agreement, Promissory Note and Warrant with Sausalito Capital Partners I, LLC	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed February 20,2007

4.5	Subscription Agreement from National Real Estate Solutions Group Inc.	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed February 20,2007

4.6	Subscription Agreement	Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed May 8,2007

10.1	Share Exchange Agreement by and among Mountain States Holdings, Inc. and Domestic Energy Partners, LLC and the security holders of Domestic Energy Partners, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 5, 2006

10.2	REDD Engineering Engagement	Incorporated by reference the Company’s Form 10-KSB filed January 2, 2007

10.3	Assignment of Intellectual Property	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB filed January 2, 2007

10.5	Agreement with TSG-LLC	Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB filed February 22, 2007, 2006

10.6	Asset Purchase, Settlement and Mutual Release Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 21, 2007

10.7	Share Exchange with GeoAlgae Technology, Inc., dated January 10, 2008	Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 15, 2008

10.8	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

10.9	Consulting Services Agreement with Joseph Martin, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed January 24, 2008

10.10	Consulting Services Agreement with Shropshire Capital Holdings, LLC, dated January 17, 2008	Incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed January 24, 2008

10.11	Consulting Services Agreement with 18KT.TV, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed January 24, 2008

10.12	Consulting Services Agreement with Barry Davis, dated January 18, 2008	Incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed January 24, 2008

10.13	Consulting Services Agreement with 144Media, LLC, dated January 18, 2008	Incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed January 24, 2008

10.14	Consulting Services Agreement with Capital Group Communications, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed January 24, 2008

10.15	Consulting Services Agreement with Focus Earth, Inc., dated January 18, 2008	Incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed January 24, 2008

10.16	Employment Agreement with Allen Perron, dated January 18, 2007	Incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed January 24, 2008

10.17	Employment Agreement with Kenneth Bennett First Amendment to the Share Exchange	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed March 11, 2008

10.18	Agreement with GeoAlgae Technology, Inc., dated March 12, 2008	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed March 19, 2008

10.19	Share Exchange Agreement with EnviroPlastics Corporation, dated March 3, 2009	Incorporated by reference to Exhibit 10.19 of the Company's Form 8-K filed March 4, 2009

10.20	Amendment No. 1 to Share Exchange Agreement, dated June 24, 2009	Incorporated by reference to Exhibit 10.20 of the Company's Form 8-K filed June 25, 2009

10.21	Stock Purchase Agreement of Collins Construction, Inc. Dated March 29, 2010	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2010

10.22	Stock Purchase Agreement of H&M Precision Products, Inc. Dated March 30, 2010	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2010

10.23	Amendment No. 1 Stock Purchase Agreement of H&M Precision Products, Inc. Dated April 14, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.24	Amendment No. 2 to Stock Purchase Agreement of H&M Precision Products, Inc., dated May 27, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.25	Amendment No. 1 Stock Purchase Agreement of Collins Construction, Inc. Dated June 1, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.26	Amendment No. 3 to Stock Purchase Agreement of H&M Precision Products, Inc., dated July 1, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.27	Amendment No. 2 to Stock Purchase Agreement of Collins Construction, Inc., dated July 14, 2010	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010

10.28	Amendment No. 3 to Stock Purchase Agreement of Collins Construction, Inc., dated September 9, 2010	Incorporated by reference to Form 10-K filed January 13, 2011

10.29	Stock Purchase Agreement of Magna Energy Services, LLC dated October 5, 2010	Incorporated by reference to Form 10-K filed January 13, 2011

10.30	Amendment to Magna Stock Purchase Agreement dated October 29, 2010	Incorporated by reference to Form 10-K filed January 13, 2011

10.31	Amendment No. 4 to Stock Purchase Agreement of Collins Construction, Inc., dated November 30, 2010	Incorporated by reference to Form 10-K filed January 13, 2011

10.32	Stock Purchase Agreement of Moody Construction & Sons, Inc., dated February 4, 2011	Incorporated by reference to Exhibit 10.32 of the Company’s Form 10-Q filed February 22, 2011

10.33	Engagement Agreement with Mosaic Capital, LLC	Incorporated by reference to Exhibit 10.33 of the Company’s Form 8-K filed April 25, 2011

10.34	Archer Stock Purchase Agreement, dated July 12, 2011	Incorporated by reference to the Company’s Form 8-K filed July 15, 2011

16.1	Letter re change in certifying accountant	Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed October 30, 2006

21.1	Subsidiaries of Better Biodiesel	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.1	Consent of Peterson Sullivan, PLLC, independent registered public accountants regarding Better Biodiesel, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

23.2	Consent of Schumacher and Associates, Inc.	Incorporated by reference to Form 10-KSB filed January 15, 2008

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.1	Financial Statements	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed December 18, 2006

99.2	Press Release Issued May 8, 2007	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed May 8, 2007

99.3	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 20, 2007

99.4	Press Release Issued June 20, 2007	Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed June 20, 2007

99.5	Press Release Issued July 31, 2007	Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed July 31, 2007

99.6	Letter of Intent between Better Biodiesel, Inc. and Green Energy Technology, Inc.	Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed November 6, 2007

99.7	Letter of Intent between Better Biodiesel, Inc., Ron and Mary Crafts, John, James and Lynn Crawford, and Culinary Crafts, LLC.	Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed November 6, 2007

99.8	Letter of Intent with GeoAlgae Technology, Inc.	Incorporated by reference by reference to Exhibit 99.8 of the Company’s Form 8-K filed December 21, 2007

99.9	Press Release Dated March 7, 2008	Incorporated by reference to Exhibit 99.9 of the Company’s Form 8-K filed March 11, 2008

99.10	Press Release Dated October 10, 2010	Incorporated by reference to Exhibit 99.10 of the Company’s Form 8-K filed October 13, 2010

99.11	Press Release Dated October 13, 2010	Incorporated by reference to Exhibit 99.11 of the Company’s Form 8-K filed October 13, 2010

99.12	Press Release Dated December 1, 2010	Incorporated by reference to Exhibit 99.12 of the Company’s Form 8-K filed December 1, 2010

99.13	Press Release Dated February 7, 2011	Incorporated by reference to Exhibit 99.13 of the Company’s Form 8-K filed February 7, 2011

99.14	Press Release Dated July 14, 2011	Incorporated by reference to the Company’s Form 8-K filed July 15, 2011

99.15	Press Release Dated November 16, 2011	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2012	GeoBio Energy, Inc.

By: /s/ Laurence Shelver
Laurence Shelver

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Laurence Shelver /January 13, 2012	Chief Executive Officer (principal executive officer),
Laurence Shelver	Chief Financial Officer (principal accounting officer)
and Director