Form 10-K/A
period 2011-09-30
GeoBio Energy, Inc.
filed 2012-01-30
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File Number 333-67174

GEOBIO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13110 NE 177th Place # 169, Woodinville, WA	98072 (Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Operating Expenses. Operating expenses increased to $2,688,000 in the year ended September 30, 2011, from $2,118,000 in the year ended September 30, 2010, due primarily to the following:

•         Executive compensation increased approximately $228,000, to approximately $873,000 in the current year compared to $645,000 in the prior year. Included $500,000 higher in stock based compensation, offset by the reversal of approximately $385,300 in executive compensation in the current year recorded in the current year as a revision in estimate.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

January 13, 2012

 __________________________________________________________________________________

John Sams, President, CEO, and Chairman of the Board of Directors

GeoBio Energy, Inc.

601 Union St., Suite 4500

Seattle, WA 98101

Dear John:

Enclosed are two copies of our audit report on the consolidated financial statements of GeoBio Energy, Inc. for the year ended September 30, 2010, for your records.

Also enclosed are two copies of the management letter.

Best regards,

Ray Holmdahl

cst

Enclosure

ITEM 8.	FINANCIAL STATEMENTS

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$ 5	$ -
Prepaid expenses	6	100
Total current assets	11	100
Total assets	$ 11	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$ 1,221	$ 1,506
Accrued payroll	597	535
Convertible notes payable, net of discount of $2 and $0, respectively	36	78
Convertible notes payable to related parties	1,143	-
Notes payable to related parties, net of discount of $48 and $0, respectively	533	157
Advances	262	252
Total current liabilities	3,792	2,528

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized;
30,000,000 shares designated as Series A at both September 30, 2011 and September 30, 2010;
20,775,000 and 27,500,000 issued and outstanding at September 30, 2011 and
September 30, 2010, respectively	83	110
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 13,451,240 and 2,304,420 issued and outstanding at September 30, 2011
and September 30, 2010, respectively	24,309	22,724
Deficit accumulated during the development stage	(28,173)	(25,262)
Total stockholders' equity (deficit)	(3,781)	(2,428)
Total liabilities and stockholders' equity (deficit)	$ 11	$ 100

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception (November 1, 2004) Through September 30, 2011
	For the year ended September 30,
	2011	2010
	(in thousands, except share and per share amounts)

Sales	$ -	$ -	$ 12
Cost of sales	-	-	54
Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	2,688	2,118	24,634
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	2,688	2,118	26,700
Loss from operations	(2,688)	(2,118)	(26,742)
Interest expense	(393)	(634)	(1,601)
Net gain on extinguishment of liabilities	170	-	170
Net loss	$ (2,911)	$ (2,752)	$ (28,173)
Net loss per common share - basic and diluted	$ (0.36)	$ (2.80)
Shares used in computing net loss per share -
basic and diluted	8,090,547	981,740

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount		Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$ -	364	$ -	$ -	$ -
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	$ 83	13,451,240	$ 24,309	$ (28,173)	$ (3,781)

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010	From Inception (November 1, 2004) through September 30, 2011
	(in thousands)
Cash Flows From Operating Activities
Net loss	$ (2,911)	$ (2,752)	$ (28,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	156	581	1,140
Non-cash stock-based compensation for consulting, director fees and other expenses	1,085	152	18,050
Issuance of note payable as consideration for executive search services and expenses	325	-	325
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	77	-	152
Impairment of assets	-	-	1,585
Change in value of embedded fair value derivative liabilities	-	-	-
Net gain on extinguishment of liabilities	(170)	-	(170)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	100	(100)	-
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	1,130	1,447	4,380
Net cash used in operating activities	(208)	(672)	(2,505)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	-	224	542
Repayment of advances	13)	(54)	(67)
Stockholder contributions and payment of expenses on behalf of the Company	68	401	493
Borrowings on notes payable	158	50	713
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	51	551
Net cash provided by financing activities	213	672	2,987
Net Change In Cash	5	-	5
Cash, beginning of period	-	-	-
Cash, end of period	$ 5	$ -	$ 5

Supplemental Disclosure:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of advances payable to related party to accounts payable	$ -	$ -	$ 23
Common and preferred shares issued on conversion of liabilities	$ 118	$ 919	$ 1,526
Conversion of accounts payable to notes payable	$ 1,120	$ 45	$ 1,727
Debt discount related to warrants issued with debt or beneficial conversion feature
of convertible liabilities	$ 210	$ 173	$ 1,116
Contribution of airplane and other assets by related party	$ -	$ -	$ 139
Conversion of contributions of cash and airplane by related party to common stock	$ -	$ -	$ 291
Accrued financing fees for private placement	$ -	$ -	$ (76)
Issuance of warrants as financing fee on private placement	$ -	$ -	$ (66)
Contribution of inventory and assets in exchange for units	$ -	$ -	$ 47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$ -	$ -	$ 36
Disposition of advances	$ -	$ -	$ 6
Disposition of deposits	$ -	$ -	$ 6
Disposition of property and equipment	$ -	$ -	$ 409
Settlement of payroll obligations	$ -	$ -	$ (261)
Settlement of related party payable and interest payable	$ -	$ -	$ (80)
Issuance of common stock for note and advances payable extension or forebearance fee	$ (77)	$ -	$ (152)

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

Shares excluded from the calculation of net loss per share (in thousands):

As of September 30,

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

IMAGE OMITTED

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

Note 5. Notes Payable

At September 30, 2011 and 2010, notes payable were comprised of the following (in thousands):

	September 30,	September 30,
	2011	2010
10% Convertible note payable due to CKNS Capital Group,
LLC, due 7/12/11	$ -	$ 50
Convertible note payable due to Tatum, 13.5% per annum, in default	28	28
10% Convertible note payable to ValueCorp, Inc., due 12/1/11,
net of discount of $2 and $0, respectively	8	-
Related Party Convertible Notes
12% Convertible note payable to Ray Purdon, in default	86	-
12% Convertible note payable to Ray Purdon, in default	80	-
12% Convertible note payable to Ray Purdon, in default	53	-
12% Convertible note payable to Ray Purdon, in default	348	-
12% Convertible note payable to Ray Purdon, in default	151	-
12% Convertible note payable to Ray Purdon, in default	25	-
8% Convertible Promissory note payable to Saratoga Capital Partners, LLC,
due 6/1/12	400	-
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
8% Promissory note payable to David M. Otto, due 1/7/12	7	-
10% Promissory note payable to Otto Capital, LLC, due 11/29/11	2	-
10% Promissory note payable to Martin Davis Law Group, PLLC,
due 12/22/11	289	-
10% Promissory note payable to Otto Capital, LLC, due 4/15/12	3	-
10% Promissory note payable to Otto Capital, LLC, due 5/3/12	10	-
10% Promissory note payable to Otto Capital, LLC, due 5/12/12	5	-
10% note payable to Saratoga Capital Partners, LLC, net
of discount of $15 and $0, respectively	10	-
10% Promissory note payable to David M. Otto, due 5/20/12	8	-
10% Promissory note payable to Laurence Shelver, net of discount of $33
and $0, respectively	42	-

	$ 1,712	$ 235

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

Common Stock Issuances — On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $160,000.  During the year ended January and February , 2010, all of these notes were converted to 290,910 shares of our common stock at their stated conversion price of $0.55 per share.

On December 31, 2008, accounts payable due to Otto Law Group, a related party, were assigned to certain other related parties, and we entered into convertible promissory notes in aggregate principal amount of $324,000.  During April, May and June, 2010, an aggregate of $212,000 of these convertible notes were converted into approximately 770,910 shares of our common stock at their stated conversion rate.

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

During the October and November 2009, approximately $118,000 of accounts payable due to Otto Law Group, a related party, were assigned to certain other parties and was converted into 114,546 shares of our common stock.

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

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years ended
	September 30,
	2011	2010
Expected dividend yield	0%	*
Expected stock volatility	192%	*
Risk-free interest rate	2.06%	*
Expected life	1 year	*

* During 2010, we did not grant any stock options.

Option activity was as follows during the years ended September 30, 2010 and 2011:

		Weighted	Weighted	Aggregate
		Average	Avg. Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Options outstanding, October 1, 2009	7	$ 14,575.00
Options granted	-
Options cancelled	-
Options forfeited	-
Options outstanding, September 30, 2010	7	14,575.00
Options granted	3,807,368	0.03
Options cancelled	-
Options forfeited	-
Options outstanding, September 30, 2011	3,807,375	0.06	4.8 years	$ -

Options exercisable, September 30, 2011	3,807,375	0.06	4.8 years	$ -

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

Warrant activity was as follows during the years ended September 30, 2010 and 2011:

		Weighted average exercise price
Warrants outstanding, September 30, 2009	435	$ 4,569.51
Warrants expired	(1)
Warrants exercised	-
Warrants issued	-
Warrants cancelled	-
Warrants outstanding, September 30, 2010	434	$ 4,561.11
Warrants expired	-
Warrants exercised	-
Warrants issued	3,602,563	$ 0.03
Warrants cancelled	-
Warrants outstanding, September 30, 2011	3,602,997	$ 0.58

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

Note 9. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowance are as follows as of September 30 (in thousands):

GeoBio Energy Inc.

Insert for income tax note to September 30, 2011 financial statements

Deferred income tax assets and related valuation allowances are as follows as of September 30 (in thousands):

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$ 2,983	$ 2,021
Stock-based compensation	5,792	5,753
Intangible assets	361	426
Other	4	4
Total deferred tax assets	9,140	8,204
Valuation allowance	(9,140)	(8,204)
Deferred tax assets, net of allowance	$ -	$ -

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

Series A Preferred Stock :
Name	Number of Shares		Percent of Series A Preferred Shares Outstanding (%)
Lance Miyatovich (former Director and former CEO)	3,460,000	1	19.5%
Beleza Capital, LLC	6,815,000		38.3%
Sausalito Capital Partners, LLC	1,250,000	(1)	7.0%
c/o Michael F. Silberstein, Esq., 851 Irwin St., Ste 200,
San Rafael, CA 94901
Michael F. Silberstein	3,750,000	(2)	21.1%
851 Irwin St., Ste 200, San Rafael, CA 94901
Saratoga Capital Partners, LLC	2,500,000		14.1%
5 Westminster Court, San Antonio, TX 78257

(1)     Included are 1,250,000 shares of our Series A preferred stock owned by Sausalito Capital Partners. Sausalito does not have voting power over Michael Silberstein’s shares.

(2)     Included are 3,750,000 shares of our Series A preferred stock owned by Mr. Silberstein. Mr. Silberstein does not have voting power over Sausalito’s shares.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7(1)	$14,575.00	221
Equity compensation plans not approved by security holders	3,807,368(2)	$ 0.03	-
Total	3,807,375	$ 0.06	221

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