Form 10-Q
period 2011-12-31
GeoBio Energy, Inc.
filed 2012-02-21
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 14, 2012, approximately 19,001,240 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Unaudited Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2011 and 2010 and for the period from inception to December 31, 2011

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception to December 31, 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2011 and 2010 and for the period from inception to December 31, 2011

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

Signatures

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2011	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$8	$5
Prepaid expenses	—	6
Total current assets	8	11
Exclusive Distribution Agreement	175	—

Total assets	$183	$11

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,194	$1,221
Accrued payroll	797	597
Convertible notes payable, net of discount of $0 and $2, respectively	38	36
Convertible notes payable to related parties	975	1,143
Notes payable to related parties, net of discount of $51 and $48, respectively	1,074	533
Advances	267	262
Total current liabilities	4,345	3,792

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized; 30,000,000 shares designated as Series A at both December 31, 2011 and September 30, 2011; 17,775,000 and 20,775,000 issued and outstanding at December 31, 2011 and September 30, 2011, respectively	71	83
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 19,001,240 and 13,451,240 issued and outstanding at December 31, 2011 and September 30, 2011, respectively	24,405	24,309
Deficit accumulated during the development stage	(28,638)	(28,173)

Total stockholders' equity (deficit)	(4,162)	(3,781)

Total liabilities and stockholders' equity (deficit)	$183	$11

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
	For the three months ended December 31		(November
			1, 2004)
			Through
			December 31,
	2011	2010	2011
	(in thousands, except share and per share amounts)
Sales	$—	$—	$12

Cost of sales	—	—	54

Gross profit (loss)	—	—	(42)

Operating Expenses
Selling and marketing	—	—	193
Research and development	—	—	103
General and administrative	398	1,437	25,032
Depreciation and amortization	—	—	185
Impairment	—	—	1,585
Total operating expenses	398	1,437	27,098

Loss from operations	(398)	(1,437)	(27,140)
Interest expense	(67)	(80)	(1,668)
Net gain on extinguishment of liabilities	—	—	170
Net loss	$(465)	$(1,517)	$(28,638)

Net loss per common share - basic and diluted	$(0.03)	$(0.51)

Shares used in computing net loss per share - basic and diluted	15,669,718	2,958,967

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit
					Accumulated
					During
					Development
	Shares	Amount	Shares	Amount	Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	—	$—	364	$—	$—	$—
Sale of common stock at $0.50 per pre-split share	—	—	14	—	—	—
Net loss	—	—	—	—	(1)	(1)
Balance December 31, 2004	—	—	378	—	(1)	(1)
Sale of common stock at $0.50 per pre-split share	—	—	14	—	—	—
Net loss	—	—	—	—	(51)	(51)
Balance December 31, 2005	—	—	392	—	(52)	(52)
Sale of common stock at $0.50 per pre-split share	—	—	3	—	—	—
Return and cancellation of common stock in exchange for two former subsidiaries	—	—	(30)	—	—	—
Common stock share from reverse split	—	—	1	—	—	—
Issuance of common stock upon conversion of note payable	—	—	273	507	—	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) contributed to DEP in exchange for cash and property	—	—	955	291	—	291
Issuance of common stock in merger	—	—	3,955	—	—	—
Net loss	—	—	—	—	(422)	(422)
Balance September 30, 2006	—	—	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	—	—	—	48	—	48
Discount for beneficial conversion feature	—	—	—	14	—	14
Sale of units in private placement, net	—	—	69	679	—	679
Issuance of units in exchange for goods and services	—	—	13	135	—	135
Issuance of warrants for consulting services and director compensation	—	—	—	576	—	576
Net loss	—	—	—	—	(2,367)	(2,367)
Balance September 30, 2007	—	—	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	—	—	8	220	—	220
Common stock received from DEP in exchange for property and liabilities	—	—	(2,592)	—	—	—
Issuance of common stock and warrants to consultants for services	—	—	3,223	15,821	—	15,821
Issuance of common stock for extension of due-date for note payable	—	—	23	75	—	75
Issuance of common stock to an employee for amounts owed	—	—	37	60	—	60
Issuance of common stock to a former note holder in settlement of a dispute	—	—	82	135	—	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	—	—	1,069	1,469	—	1469
Issuance of warrants to officer	—	—	—	130	—	130
Net loss	—	—	—	—	(18,481)	(18,481)
Balance September 30, 2008	—	—	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	—	—	182	53	—	53
Beneficial conversion feature of convertible debt	—	—	—	733	—	733
Stockholder payment of expenses on behalf of the Company	—	—	—	24	—	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	—	—	—	20
Issuance of common stock on conversion of convertible liabilities	—	—	254,946	199	—	199
Issuance of common stock pursuant to cashless exercise of warrant	—	—	819	—	—	—
Net loss	—	—	—	—	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	—	—	114,546	118	—	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	—	—	—	90
Issuance of common stock to board member and consultant for services	—	—	113,637	62	—	62
Issuance of common stock upon conversion of notes payable	—	—	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	—	—	—	401	—	401
Beneficial conversion feature of convertible liabilities	—	—	—	173	—	173
Net loss	—	—	—	—	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	—	—	2,081,820	118	—	118
Beneficial conversion feature of convertible liabilities	—	—	—	162	—	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	—	—
Stockholder contributions and payment of expenses on behalf of the Company	—	—	—	68	—	68
Issuance of common stock in connection with termination of Collins acq. agreement	—	—	200,000	30	—	30
Issuance of common stock for forebearance related to advances payable	—	—	140,000	77	—	77
Options and warrants issued for services	—	—	—	115	—	115
Warrants issued in connection with notes payable	—	—	—	48	—	48
Issuance of common stock to officer and consultant for services	—	—	2,000,000	940	—	940
Net loss	—	—	—	—	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		—
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Common stock issued for services			50,000	1		1
Warrants issued in connection with notes payable				8		8
Net loss					(465)	(465)
Balance December 31, 2011	17,775,000	$71	19,001,240	$24,405	$(28,638)	$(4,162)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	From Inception (November 1, 2004) through December 31, 2011
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(465)	$(1,517)	$(28,638)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—	193
Amortization of debt discount	7	65	1,147
Non-cash stock-based compensation for consulting, director fees and other expenses	1	940	18,051
Issuance of note payable as consideration for executive search services and expenses	11	—	336
Non-cash expense for bad debt reserve and write-down of inventory	—	—	59
Loss of assets due to fire	—	—	50
Non-cash extension or forebearance fee on note or advances payable	—	—	152
Impairment of assets	—	—	1,585
Change in value of embedded fair value derivative liabilities	—	—	—
Net gain on extinguishment of liabilities	—	—	(170)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	—	—	(5)
Inventory	—	—	(79)
Prepaid expenses	6	—	6
Employee advances	—	—	(6)
Deposits	—	—	(6)
Accounts payable and accrued expenses and accrued payroll	410	459	4,790
Net cash used in operating activities	(30)	(53)	(2,535)
Cash Flows From Investing Activities
Purchases of property and equipment	—	—	(477)
Net cash used in investing activities	—	—	(477)
Cash Flows From Financing Activities
Advances for company expenses	—	—	542
Repayment of advances	—	—	(67)
Stockholder contributions and payment of expenses on behalf of the Company	—	53	493
Borrowings on notes payable	33	—	746
Proceeds from sale of units in private placement	—	—	755
Borrowings on related party notes	—	—	551
Net cash provided by financing activities	33	53	3,020
Net Change In Cash	3	—	8
Cash, beginning of period	5	—	—
Cash, end of period	$8	$—	$8

Supplemental Disclosure:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$75	$—	$75
Issuance of note payable for Exclusive Distribution Agreement	$100	$—	$100
Conversion of advances payable to related party to accounts payable	$—	$—	$23
Common and preferred shares issued on conversion of liabilities	$—	$65	$1,526
Conversion of accounts payable to notes payable	$232	$1,120	$1,959
Debt discount related to warrants issued with debt or beneficial conversion feature of convertible liabilities	$8	$75	$1,124
Contribution of airplane and other assets by related party	$—	$—	$139
Conversion of contributions of cash and airplane by related party to common stock	$—	$—	$291
Accrued financing fees for private placement	$—	$—	$(76)
Issuance of warrants as financing fee on private placement	$—	$—	$(66)
Contribution of inventory and assets in exchange for units	$—	$—	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$—	$—	$36
Disposition of advances	$—	$—	$6
Disposition of deposits	$—	$—	$6
Disposition of property and equipment	$—	$—	$409
Settlement of payroll obligations	$—	$—	$(261)
Settlement of related party payable and interest payable	$—	$—	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$—	$—	$(75)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2011

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

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP were presented in the condensed consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP. On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of their interest in DEP.

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

On November 14, 2011, we closed an equity purchase agreement with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA for 2.5 million shares of common stock of the Company and a $100,000 promissory note. El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands. El Gas NA was only recently incorporated and its only asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories previously listed. Given this, the Company has determined that this transaction is not a business combination for accounting purposes and has accounted for the transaction as the acquisition of an asset, i.e. the exclusive distribution agreement. See further discussion on the accounting in Note 3.

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2011, we had a deficit accumulated during the development stage of approximately $28.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $4.3 million as of December 31, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 3. Summary of Critical Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, DEP (through the date of disposition in December 2007), GeoAlgae and El Gas NA, and all intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended September 30, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended December 31, 2011 are not necessarily indicative of the results for the year ending September 30, 2012 or for any future period.

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

The following numbers of potential common shares have been excluded (as of December 31), in thousands:

	2011	2010

Series A Preferred Stock	17,775	27,100
Convertible debentures	4,100	500
Warrants	5,075	—
Options	3,807	—
Total	30,757	27,600

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

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company has not begun amortizing the exclusive distribution agreement because product sales have not yet commenced. The Company anticipates that product sales will commence in the third fiscal quarter of 2012. The Company expects that amortization expense will approximate $17,500 and $37,500 in the fiscal years 2012 and 2013, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued expenses, accrued payroll, convertible notes payable, notes payable to related parties, notes payable and advances.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of financial instruments other than notes payable to related parties approximate the recorded value based on the short-term nature of these financial instruments. The fair value of notes payable to related parties is presently undeterminable due to the related party nature of the obligations.

Note 4. Related Party Transactions

Also see Note 5, Related Party Promissory Notes for related party notes payable.

Martin Davis Law Group and David M. Otto

David M. Otto, a principal at The Martin Davis Law Group (formerly The Otto Law Group), is a stockholder of the Company, a former director and our current Vice President of Finance.  We recorded approximately $142,000 and $272,000 in legal fees to The Martin Davis Law Group for the three months ended December 31, 2011 and 2010, respectively, and $2,855,000 in legal fees to the Martin Davis Law Group for the period from inception to December 31, 2011 as general and administrative expenses.

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

In October 2011, 12% convertible notes in the amount of $151,257 and $79,998 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis Law Group and reissued as 8% convertible promissory notes in the amounts of $167,717 and $63,538. Along with the new $167,717, 8% convertible promissory note, due September 1, 2012, accounts payable to Martin Davis Law Group in the amount of $232,283 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of September 30, 2012. No gain or loss was recognized on the transaction.

As of December 31, 2011 and September 30, 2011, approximately $303,000 and $393,000, respectively, in fees to The Martin Davis Law Group were unpaid.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both December 31, 2011 and September 30, 2011, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accrued payroll in the condensed consolidated balance sheets.

In October 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock. In December 2011, Mr. Miyatovich assigned a total of 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

Related Party and Other Advances

As of December 31, 2011 and September 30, 2011, advances and accrued interest totaled approximately $267,000 and $262,000, respectively. All of these advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $83,000 and $81,000, respectively at December 31, 2011 and September 30, 2011.

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

Laurence Shelver – At December 31, 2011 and September 30, 2011, we owed Mr. Shelver (our CEO and a director of the Company) approximately $195,000 and $120,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Clayton Shelver – At December 31, 2011 and September 30, 2011, we owed Mr. Shelver (our Secretary, CFO and a director of the Company) approximately $162,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

David Otto –At December 31, 2011 and September 30, 2011, we owed Mr. Otto (our Vice President of Finance) approximately $162,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Related Party Common Stock Issuances

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of the issuance date and not forfeitable.

Note 5. Notes Payable

At December 31, 2011 and September 30, 2011, notes payable were comprised of the following (in thousands):

	December 31,	September 30,
	2011	2011
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., in default net of discount of $0 and $2, respectively	10	8
Related Party Convertible Notes
12% Convertible note payable to Ray Purdon, in default	86	86
12% Convertible note payable to Ray Purdon, in default	—	80
12% Convertible note payable to Ray Purdon, in default	53	53
12% Convertible note payable to Ray Purdon, in default	348	348
12% Convertible note payable to Ray Purdon, in default	—	151
12% Convertible note payable to Ray Purdon, in default	25	25
8% Convertible Promissory note payable to Saratoga Capital Partners, LLC, due 6/1/12	400	400
8% Convertible note payable to Otto Law Group, due 9/1/2012	63	—
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
8% Promissory note payable to David M. Otto, due 1/7/12	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Martin Davis Law Group, PLLC, in default	289	289
10% Promissory note payable to Otto Capital, LLC, due 4/15/12	3	3
10% Promissory note payable to Otto Capital, LLC, due 5/3/12	10	10
10% Promissory note payable to Otto Capital, LLC, due 5/12/12	5	5
10% note payable to Saratoga Capital Partners, LLC, net of discount of $13 and $15, respectively	12	10
10% Promissory note payable to David M. Otto, due 5/20/12	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $30 and $33, respectively	45	42
10% Promissory note payable to Laurence Shelver, net of discount of $2 and $0, respectively	9	—
8% Note payable to Mark Cagany	100	—
8% Note payable to Sausalito Capital Partners I, LLC, due September 30, 2012	400	—
10% Note payable to Jack Walkley, net of discount of $4 and $0, respectively	21	—
8% Note payable to Otto Capital, LLC	4	—
8% Note payable to Otto Capital, LLC, net of discount of $2 and $0, respectively	2	—
	$2,087	$1,712

Related Party Promissory Notes

As previously discussed in Note 4, Related Parties, in October 2011, 12% convertible notes in the amount of $151,257 and $79,998 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis Law Group and reissued as 8% convertible promissory notes in the amounts of $167,717 and $63,538. Along with the new $167,717, 8% convertible promissory note, due September 1, 2012, accounts payable to Martin Davis Law Group in the amount of $232,283 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of September 30, 2012.

In November 2011, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.004, volatility of 192%, expected term of 3 years, risk free rate of 0.39% and dividend yield of 0.0%. The value of the warrants was immaterial. The warrant expires in three years.

In December 2011, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.02, volatility of 192%, expected term of 3 years, risk free rate of 0.41% and dividend yield of 0.0%. The value of the warrants of approximately $2,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable. The warrant expires in three years.

On December 20, 2011, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or June 1, 2012. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.006, volatility of 192%, expected term of 3 years, risk free rate of 0.39% and dividend yield of 0.0%. The value of the warrants of approximately $4,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable. The warrant expires in three years.

In December 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $11,175, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The promissory note was issued together with a warrant to purchase up to 372,498 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.006, volatility of 192%, expected term of 3 years, risk free rate of 0.36% and dividend yield of 0.0%. The value of the warrants of approximately $1,600 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable. The warrant expires in three years.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock

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

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC. Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock. The value of the shares of $500 based on the closing price of our common stock of $0.01 on the date of issuance was recorded to general and administrative expense during the three months ended December 31, 2011.

As discussed in Note 3, in November 2011, we issued 2,500,000 shares of our common to the principals of El Gas North America, LLC, pursuant to our acquisition of El Gas NA. The value of the shares of $75,000 based on the closing price of our common stock of $0.03 on the date of issuance was recorded to the Exclusive Distribution Agreement in the three months ended December 31, 2011.

Stock Options —In 2011, we granted options outside of our 2002 Equity Incentive Plan to purchase an aggregate of 3,807,368 shares of our common stock at $0.03 per share to our CEO and CFO under the terms of their employment contract.  The option grants represented not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, and the terms of the employment contract require adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that the CEO and CFO terminate employment without cause during the term of the employment agreements.  The options have a five year term.   The intrinsic value of stock options outstanding and exercisable of nil at December 31, 2011 is based on the $0.006 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.006 and the exercise price of each of the outstanding vested stock options which have an exercise price less than $0.006.

Warrants — As discussed in Note 5, under our promissory note agreement with Laurence Shelver, on December 31, 2011, we issued a three-year warrant to purchase 372,498 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 31, 2014.

As discussed in Note 5, under our promissory note agreement with Otto Capital, LLC, on December 20, 2011, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 20, 2014.

As discussed in Note 5, under our promissory note agreement with John Walkely, on December 20, 2011, we issued a three-year warrant to purchase 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 20, 2014.

As discussed in Note 5, under our promissory note agreement with Otto Capital, LLC, on November 8, 2011, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on November 8, 2014.

At December 31, 2011 and September 30, 2011, there were warrants outstanding for the purchase of 5,075,495 and 3,602,997 shares, respectively, of our common stock with a weighted average exercise price of $0.58 and $0.42, respectively.

Note 7.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows: a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise). In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis. The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance. Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of December 31, 2011 and September 30, 2011 in the accompanying consolidated balance sheets.

Mosaic Capital Agreement

In April 2011, we entered into an agreement with Mosaic Capital LLC, for strategic financial consulting services in exchange for a non-refundable cash fee of $35,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $700,000.  In addition, warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit and have a term of equivalent to that of the equity instruments issued in the financing.  Upon signing the agreement, we paid Mosaic Capital $35,000 and five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of December 31, 2011 and September 30, 2011 in the accompanying condensed consolidated balance sheets.

Strategic Tactical Asset Trading, LLC

In July 2011, we entered into a one-year agreement with Strategic Tactical Asset Trading, LLC, for financial services and investor relations management consulting in exchange for an initial setup cash fee of $5,000, monthly fees of $5,000 which are payable at the option of the Company either in cash or in shares of the Company’s common stock at a per share price based upon the Volume Weighted Average Price (VWAP) for the month prior to the month in which the monthly payment is to be made or in some combination of cash or stock in total value of $5,000. The common stock issued is to be entitled to piggyback registration rights on all registrations of the Company except for registrations filed on Form S-4 or Form S-8, or on any demand registrations of any other investor. The agreement, which auto-renews on a month-to-month basis upon its expiration, may be terminated by either party upon 10 days written notice during its original term or within 15 calendar days within the renewal term. We have not made any payments under the agreement and we have included $30,000 and $15,000 in accounts payable and accrued expenses as of December 31, 2011 and September 30, 2011, respectively, in the accompanying condensed consolidated balance sheets.

Note 8.  Subsequent Events

In January 2012, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

In February 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $25,000, due February 9, 2013 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable.

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

Recent Developments

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

On November 14, 2011, we closed an equity purchase agreement with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA for 2.5 million shares of common stock of the Company and a $100,000 promissory note. El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands. El Gas NA was only recently incorporated and its only asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories previously listed. Given this, the Company has determined that this transaction is not a business combination for accounting purposes and has accounted for the transaction as the acquisition of an asset, i.e. the exclusive distribution agreement.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2011, we had a deficit accumulated during the development stage of approximately $28.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $4.3 million as of December 31, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $30,000 and $53,000 in our operating activities in the three months ended December 31, 2011 and 2010, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the three months ended December 31, 2011 and 2010, respectively.

Our financing activities provided cash of approximately $33,000 and $53,000 in the three months ended December 31, 2011 and 2010, respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable.

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

Our note payable agreement with Otto Capital, in the principal amount of $15,000, which was due on or before January 22, 2011, is in default and carries a default rate of interest of 18%.

Our note payable agreement with Grandview Capital, a stockholder, in the principal amount of $15,000, which was due on or before January 22, 2011, is in default and carries a default rate of interest of 18%.

Our note payable agreement with, in the principal amount of $15,000, which was due on or before January 22, 2011, is currently in default and carries a default rate of interest of 18%.

Our note payable agreement with David M. Otto, a former director of the Company, in the principal amount of $20,000, which was due on or before March 23, 2011 is also currently in default and carries a default rate of interest of 18%.

Our convertible note payable with Value Corp, Inc., in remaining principal amount of $10,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010, is also in default as the note was due December 1, 2011 unless previously converted. The default rate of interest is 18%.

Convertible notes in aggregate remaining principal amount of approximately $512,000 to Ray Purdon (Managing Director of Grandview Capital, a stockholder of the Company) are in default and carry an interest rate of 12%. The notes are convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

Our note payable agreement with Otto Capital, a related party, in the principal amount of $1,000, which was due on or before September 30, 2011, is currently in default and carries a default rate of interest of 18%.

Our note payable agreements with Otto Capital, a related party in the principal amount of $125 and $2,315 are in default and carry a default rate of interest o f 18%.

Our note payable due to Martin Davis Law Group (formerly Otto Law Group), a related party, which was originally due on or before December 22, 2011, in the principal amount of $289,480, is currently in default. The default rate of interest is 22%.

Recent Financing Activities

In November 2011, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

In December 2011, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

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

In December 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $11,175, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The promissory note was issued together with a warrant to purchase up to 372,498 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

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

Results of Operations

In the three months ended December 31, 2011 and 2010, we incurred net losses of approximately $465,000 and $1,517,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three months ended December 31, 2011 and 2010.

Operating Expenses.  Operating expenses decreased to $398,000 in the three months ended December 31, 2011, from $1,437,000 in the three months ended December 31, 2010, due primarily to a decrease in current year executive compensation and management consulting in the current three month period. Executive compensation and management consulting expense was approximately $1,153,400 in the prior year three month period compared to $229,000 in the current three month period. In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams and David Coloris for executive consulting services valued at $940,000 based on the closing price of our common stock at the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable. In addition, in the prior year, legal expenses were approximately $272,000 due to acquisition-related activities and financing efforts. In the current three month period, legal fees were approximately $142,000.

Interest Expense.  Interest expense decreased from $80,000 in the prior year three month period to $67,000 in the current year, respectively, due primarily to decreased amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of December 31, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of December 31, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended December 31, 2011 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

Under our promissory note agreement with Laurence Shelver, on December 31, 2011, we issued a three-year warrant to purchase 372,498 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 31, 2014.

Under our promissory note agreement with Otto Capital, LLC, on December 20, 2011, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 20, 2014.

Under our promissory note agreement with John Walkely, on December 20, 2011, we issued a three-year warrant to purchase 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on December 20, 2014.

Under our promissory note agreement with Otto Capital, LLC, on November 8, 2011, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on November 8, 2014.

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC. Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock.

In November 2011, we issued 2,500,000 shares of our common to the principals of El Gas North America, LLC, pursuant to our acquisition of El Gas North America.

In October 2011, Lance Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock.

In December 2011, Lance Miyatovich assigned 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended December 31, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended:

Under our promissory note agreement with Otto Capital, LLC, on January 9, 2012, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on November 8, 2014.

In February 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $25,000, due February 9, 2013 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2012	GEOBIO ENERGY, INC.

	By:	/s/ Laurence Shelver
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.38	Equity Purchase Agreement of El Gas North America, LLC	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302	Filed herewith

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906	Filed herewith

99.15	Press Release Dated November 16, 2011	Incorporated by reference to the Company’s Form 8-K filed November 16, 2011