Form 10-Q
period 2012-03-31
GeoBio Energy, Inc.
filed 2012-05-21
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, approximately 36,128,316 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Unaudited Financial Statements:	3

		Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011	3

		Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2012 and 2011 and for the period from inception to March 31, 2012	4

		Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception to March 31, 2012	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2012 and 2011 and for the period from inception to March 31, 2012	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4.	Controls and Procedures	22

Part II	Other Information

	Item 1.	Legal Proceedings	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Mine Safety Disclosures	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

Signatures			25

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2012	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$35	$5
Prepaid expenses	-	6
Total current assets	35	11
Exclusive Distribution Agreement	175	-
Total assets	$210	$11

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,479	$1,221
Accrued payroll	1,000	597
Convertible notes payable, net of discount of $0 and $2, respectively	336	36
Convertible notes payable to related parties	875	1,143
Notes payable to related parties, net of discount of $50 and $48, respectively	1,104	533
Advances	134	262
Total current liabilities	4,928	3,792

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized; 30,000,000 shares designated as Series A at both March 31, 2012 and September 30, 2011; 17,775,000 and 20,775,000 issued and outstanding at March 31, 2012 and September 30, 2011, respectively	71	83
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 19,001,240 and 13,451,240 issued and outstanding at March 31, 2012 and September 30, 2011, respectively	24,409	24,309
Deficit accumulated during the development stage	(29,198)	(28,173)
Total stockholders' equity (deficit)	(4,718)	(3,781)
Total liabilities and stockholders' equity (deficit)	$210	$11

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,		From Inception (November 1,
	2012	2011	2012	2011	2004) Through March 31, 2012
	(in thousands, except share and per share amounts)
Sales	$-	$-	$-	$-	$12
Cost of sales	-	-	-	-	54
Gross profit (loss)	-	-	-	-	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	-	-	-	-	103
General and administrative	483	444	881	1,881	25,515
Depreciation and amortization	-	-	-	-	185
Impairment	-	-	-	-	1,585
Total operating expenses	483	444	881	1,881	27,581
Loss from operations	(483)	(444)	(881)	(1,881)	(27,623)
Interest expense	(77)	(126)	(144)	(206)	(1,745)
Net gain on extinguishment of liabilities	-	-	-	-	170
Net loss	$(560)	$(570)	$(1,025)	$(2,087)	$(29,198)
Net loss per common share - basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.42)
Shares used in computing net loss per share - basic and diluted	19,001,240	7,137,018	17,326,377	5,025,036

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated
	Shares	Amount	Shares	Amount	During Development Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		-
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Common stock issued for services			50,000	1		1
Warrants issued in connection with notes payable				12		12
Net loss					(1,025)	(1,025)
Balance March 31, 2012	17,775,000	$71	19,001,240	$24,409	$(29,198)	$(4,718)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31, 2012	For the Six Months Ended March 31, 2011	From Inception (November 1, 2004) through March 31, 2012
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,025)	$(2,087)	$(29,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	12	71	1,152
Non-cash stock-based compensation for consulting, director fees and other expenses	1	970	18,051
Issuance of note payable as consideration for executive search services and expenses	11	-	336
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	-	77	152
Impairment of assets	-	-	1,585
Change in value of embedded fair value derivative liabilities	-	-	-
Net gain on extinguishment of liabilities	-	-	(170)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	6	95	6
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	904	740	5,284
Net cash used in operating activities	(91)	(134)	(2,596)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	9	-	551
Repayment of advances	-	-	(67)
Stockholder contributions and payment of expenses on behalf of the Company	-	58	493
Borrowings on notes payable	112	107	825
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	-	551
Net cash provided by financing activities	121	165	3,108
Net Change In Cash	30	31	35
Cash, beginning of period	5	-	-
Cash, end of period	$35	$31	$35

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$75	$-	$75
Issuance of note payable for Exclusive Distribution Agreement	$100	$-	$100
Conversion of advances payable to note payable	$148	$-	$148
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion of liabilities	$-	$65	$1,526
Conversion of accounts payable to notes payable	$232	$1,120	$1,959
Debt discount related to warrants issued with debt or beneficial conversion feature of convertible liabilities	$12	$112	$1,128
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$-	$(77)	$(75)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2012

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

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2012, we had a deficit accumulated during the development stage of approximately $29.2 million and expect to incur additional losses in the future. Our working capital deficit was approximately $4.9 million as of March 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended September 30, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2012 are not necessarily indicative of the results for the year ending September 30, 2012 or for any future period.

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

The following numbers of potential common shares have been excluded (as of March 31), in thousands:

	2012	2011

Series A Preferred Stock	17,775	25,000
Convertible debentures	31,428	1,350
Warrants	6,042	-
Options	3,807	-
Total	59,052	26,350

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

The shares potentially issuable under our convertible promissory note with James Rodgers are included in the table above at March 31, 2012 at the stated conversion price of $0.01.

In February 2012, we entered into convertible notes payable with Ronald Tate and Ryan Wear, respectively. The notes are convertible at any time into shares of our common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.004 per share, which is the assumed conversion price at March 31, 2012 using this calculation methodology.

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

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company has not begun amortizing the exclusive distribution agreement because product sales have not yet commenced. The Company anticipates that product sales will commence in the third fiscal quarter of 2012. The Company expects that amortization expense will approximate $17,500 in fiscal year 2012 and $35,000 in each of the fiscal years 2013, 2014, 2015 and 2016, respectively.

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

Note 4. Related Party Transactions

Also see Note 5, Related Party Promissory Notes, and Note 6, Stockholders Equity (Deficit), for related party notes payable and additional related party stock transactions.

Martin Davis Law Group and David M. Otto

David M. Otto, a principal at The Martin Davis Law Group (formerly The Otto Law Group), is a stockholder of the Company, a former director and our current Vice President of Finance.  We recorded approximately $115,000 and $257,000 and $167,000 and $439,000 in legal fees to The Martin Davis Law Group for the three and six months ended March 31, 2012 and 2011, respectively, and $2,970,000 in legal fees to the Martin Davis Law Group for the period from inception to March 31, 2012 as general and administrative expenses.

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

As of March 31, 2012 and September 30, 2011, approximately $419,000 and $393,000, respectively, in fees to The Martin Davis Law Group were unpaid.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both March 31, 2012 and September 30, 2011, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accrued payroll in the condensed consolidated balance sheets.

In October 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock. In December 2011, Mr. Miyatovich assigned a total of 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

Related Party and Other Advances

In March 2012, advances due to James Rodgers, together with accrued interest, were reissued as 8% convertible note payable in the amount of $148,280.48, due March 1, 2013. The note is convertible into shares of our common stock at $0.01 per share. The default rate of interest is 12%. In January 2011, we issued 140,000 shares of our common stock for forbearance of these advances payable totaling approximately $140,000. The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011.

As of March 31, 2012 and September 30, 2011, advances and accrued interest totaled approximately $134,000 and $262,000, respectively. All of these advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $94,000 and $81,000, respectively at March 31, 2012 and September 30, 2011.

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

Laurence Shelver – At March 31, 2012 and September 30, 2011, we owed Mr. Shelver (our CEO and a director of the Company) approximately $270,000 and $120,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Clayton Shelver – At March 31, 2012 and September 30, 2011, we owed Mr. Shelver (our Secretary, CFO and a director of the Company) approximately $224,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

David Otto –At December 31, 2011 and September 30, 2011, we owed Mr. Otto (our Vice President of Finance) approximately $224,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

In December 2010, we issued 1,000,000 shares of our common stock to each of John Sams, our former Director, President and CEO, and David Coloris, a former Director of the Company, for executive consulting services valued at $940,000 based on the closing price of our common stock on the date of grant and the expense was recorded to general and administrative expense in the three months ended December 31, 2010 as the shares were fully vested as of that date and not forfeitable.

Note 5. Notes Payable

At March 31, 2012 and September 30, 2011, notes payable were comprised of the following (in thousands):

	March 31,	September 30,
	2012	2011
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., in default net of discount of $0 and $2, respectively	10	8
12% Convertible note payable due to Ron Tate, due 2/9/13	25	-
12% Convertible note payable due to Ryan Wear, due 2/9/13	25	-
8% Convertible note payable to James Rodgers, due 3/1/13	108	-
8% Convertible note payable to John Thomas Rodgers III, due 3/1/13	20	-
8% Convertible note payable to Websnerlie Rodgers, due 3/1/13	20	-
12% Convertible note payable to Ryan Wear, in default	50	-
12% Convertible note payable to Ron Tate, in default	50	-
Related Party Convertible Notes
12% Convertible note payable to Ray Purdon, in default	86	86
12% Convertible note payable to Ray Purdon, in default	-	80
12% Convertible note payable to Ray Purdon, in default	53	53
12% Convertible note payable to Ray Purdon, in default	248	348
12% Convertible note payable to Ray Purdon, in default	-	151
12% Convertible note payable to Ray Purdon, in default	25	25
8% Convertible Promissory note payable to Saratoga Capital Partners, LLC, due 6/1/12	400	400
8% Convertible note payable to Otto Law Group, due 9/1/2012	63	-
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
18% Promissory note payable to David M. Otto, in default	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Martin Davis Law Group, PLLC, in default	289	289
10% Promissory note payable to Otto Capital, LLC, due 4/15/12	3	3
10% Promissory note payable to Otto Capital, LLC, due 5/3/12	10	10
10% Promissory note payable to Otto Capital, LLC, due 5/12/12	5	5
10% note payable to Saratoga Capital Partners, LLC, net of discount of $12 and $15, respectively	13	10
10% Promissory note payable to David M. Otto, due 5/20/12	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $27 and $33, respectively	48	42
10% Promissory note payable to Laurence Shelver, net of discount of $2 and $0, respectively	9	-
8% Note payable to Mark Cagany	100	-
8% Note payable to Sausalito Capital Partners I, LLC, due 9/30/12	400	-
10% Note payable to Jack Walkley, due 6/1/12, net of discount of $3 and $0, respectively	22	-
8% Note payable to Otto Capital, LLC	4	-
8% Note payable to Otto Capital, LLC, net of discount of $2 and $0, respectively	2	-
10% Note payable to Otto Capital, LLC, net of discount of $1 and $0, respectively	3	-
10% Note payable to Jack Walkley, due 9/13/12, net of discount of $3 and $0, respectively	22	-

	$2,315	$1,712

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

In February 2012, we entered into a 12% convertible promissory note with Ryan Wear in an aggregate principal amount of $25,000, due February 9, 2013 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable.

As previously discussed in Note 4, Related Parties, in March 2012, advances due to James Rodgers, together with accrued interest, were reissued as 8% convertible note payable in the amount of $148,280.48, due March 1, 2013. The note is convertible into shares of our common stock at $0.01 per share. The default rate of interest is 12%.

In January 2012, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $4,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.01, volatility of 192%, expected term of 3 years, risk free rate of 0.38% and dividend yield of 0.0%. The value of the warrants of approximately $1,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable. The warrant expires in three years.

On March 13,2012, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or September 13, 2012. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.005, volatility of 192%, expected term of 3 years, risk free rate of 0.51% and dividend yield of 0.0%. The value of the warrants of approximately $3,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable. The warrant expires in three years.

In March 2012, James Rodgers sold and assigned a total of $40,000 of the principal value of his 8% convertible promissory note in aggregate principal amount of $148,280.48 to John Thomas Rodgers III and Websnerlie Walter (“Note Payees”) through Note Purchase Agreements. In April 2012, the Note Payees converted $40,000 in principal value into 4,000,000 shares of our common stock at the stated conversion price of $0.01 per share.

In March 2012, Raymond Purdon sold and assigned a total of $100,000 of the principal value of his 12% convertible promissory note in aggregate principal amount of $347,426.84 to Ronald Tate and Ryan Wear. In April 2012, Mr. Wear and Mr. Tate converted $100,000 in principal value into 10,000,000 shares of our common stock at $0.01 per share.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock

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

On January 12, 2011, Mr. Otto converted 400,000 shares of Series A Preferred Stock in exchange for 400,000 shares of common stock issued to Mr. Otto. Also on January 12, 2011, Mr. Otto assigned a total of 450,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 450,000 shares of our common stock. On February 1, 2011, Mr. Otto assigned a total of 750,000 shares of Series A Preferred Stock to unrelated parties, which was immediately converted into 750,000 shares of common stock of the company.

Common Stock Issuances

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC. Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock. The value of the shares of $500 based on the closing price of our common stock of $0.01 on the date of issuance was recorded to general and administrative expense during the six months ended March 31, 2012.

As discussed in Note 3, in November 2011, we issued 2,500,000 shares of our common to the principals of El Gas North America, LLC, pursuant to our acquisition of El Gas NA. The value of the shares of $75,000 based on the closing price of our common stock of $0.03 on the date of issuance was recorded to the Exclusive Distribution Agreement in the six months ended March 31, 2012.

Stock Options —In 2011, we granted options outside of our 2002 Equity Incentive Plan to purchase an aggregate of 3,807,368 shares of our common stock at $0.03 per share to our CEO and CFO under the terms of their employment contract.  The option grants represented not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, and the terms of the employment contract require adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that the CEO and CFO terminate employment without cause during the term of the employment agreements.  The options have a five year term.   The intrinsic value of stock options outstanding and exercisable of nil at December 31, 2011 is based on the $0.006 closing market price of our common stock on that date, and the fact that the exercise price of all of the outstanding vested stock options is greater than $0.006.

Warrants — As discussed in Note 5, under our promissory note agreement with Otto Capital, LLC, on January 9, 2012, we issued a three-year warrant to purchase 133,333 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on January 9, 2015.

As discussed in Note 5, under our promissory note agreement with John Walkely, on March 13, 2012, we issued a three-year warrant to purchase 833,334 shares of our common stock at an exercise price of $0.03 per share.  The warrants expire on March 13, 2015.

At March 31, 2012 and September 30, 2011, there were warrants outstanding for the purchase of 6,042,163 and 3,602,997 shares, respectively, of our common stock with a weighted average exercise price of $0.36 and $0.42, respectively.

Note 7.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows: a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise). In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis. The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance. Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of March 31, 2012 and September 30, 2011 in the accompanying condensed consolidated balance sheets.

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

In February 2012, we entered into a second agreement with Mosaic Capital LLC for strategic financial consulting services in exchange for a non-refundable fee of $75,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an entity or debt transaction, cash success fees plus common shares or warrants in an amount equal to the aggregate of the cash success fees calculated as follows:

Amount Raised	Success Fee
$1 - $499,999	12% of Maximum Amount Committed, plus
$500,000 - $999,999	10% of Maximum Amount Committed, plus
$1,000,000 - $3,000,000	7% of Maximum Amount Committed, plus Common Shares/warrants in an amount equal to the aggregate of cash success fees

iv) upon the closing of an acquisition, a cash success fee equal to the greater of the aggregate of 1.5% of the total consideration to the Seller of each target or $300,000 plus the product of the amounts noted in the senior credit facility, mezzanine and equity success fees, and v) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $500,000.  In addition, five-year warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit.  In April 2012, we agreed to pay Mosaic Capital $35,000 and agreed to issue two, three-year warrants to purchase 8,964,848 shares and 13,447,272 shares, respectively, of our common stock at an exercise price of $0.01 per share.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of March 31, 2012 and September 30, 2011 in the accompanying condensed consolidated balance sheets.

Strategic Tactical Asset Trading, LLC

In July 2011, we entered into a one-year agreement with Strategic Tactical Asset Trading, LLC, for financial services and investor relations management consulting in exchange for an initial setup cash fee of $5,000, monthly fees of $5,000 which are payable at the option of the Company either in cash or in shares of the Company’s common stock at a per share price based upon the Volume Weighted Average Price (VWAP) for the month prior to the month in which the monthly payment is to be made or in some combination of cash or stock in total value of $5,000. The common stock issued is to be entitled to piggyback registration rights on all registrations of the Company except for registrations filed on Form S-4 or Form S-8, or on any demand registrations of any other investor. The agreement, which auto-renews on a month-to-month basis upon its expiration, may be terminated by either party upon 10 days written notice during its original term or within 15 calendar days within the renewal term. We have not made any payments under the agreement and we have included approximately $47,000 and $15,000 in accounts payable and accrued expenses as of March 31, 2012 and September 30, 2011, respectively, in the accompanying condensed consolidated balance sheets.

Note 8.  Subsequent Events

In April 2012, John Thomas Rodgers III and Websnerlie Walter converted $40,000 in principal value of their 8% convertible notes payable into 4,000,000 shares of our common stock at the stated conversion price of $0.01 per share.

In April 2012, Mr. Wear and Mr. Tate converted $100,000 in principal value of their 12% convertible notes payable into 10,000,000 shares of our common stock at $0.01 per share.

In April 2012, we issued 600,000 shares of our common stock to Vitello Capital in settlement of accounts payable totaling $60,000.

In April 2012, we issued 2,527,076 shares of our common stock to Strategic Tactical Asset Trading, LLC in payment of our $47,000 in accounts payable.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2012, we had a deficit accumulated during the development stage of approximately $29.2 million and expect to incur additional losses in the future. Our working capital deficit was approximately $4.9 million as of March 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $91,000 and $134,000 in our operating activities in the six months ended March 31, 2012 and 2011, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the six months ended March 31, 2012 and 2011.

Our financing activities provided cash of approximately $121,000 and $165,000 in the six months ended March 31, 2012 and 2011 respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable.

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

Our note payable agreement with David M. Otto, a stockholder of the Company, a former director and our current Vice President of Finance, in the principal amount of $20,000, which was due on or before March 23, 2011 is also currently in default and carries a default rate of interest of 18%.

Our convertible note payable with Value Corp, Inc., in remaining principal amount of $10,000, convertible into shares of our common stock at $0.10 per share, bearing interest at 10% per annum from the interest accrual date of the notes, which were dated December 1, 2010, is also in default as the note was due December 1, 2011 unless previously converted. The default rate of interest is 18%.

Convertible notes in aggregate remaining principal amount of approximately $412,000 to Ray Purdon (Managing Director of Grandview Capital, a stockholder of the Company) are in default and carry an interest rate of 12%. The notes are convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

Our convertible note payable agreement with Ryan Wear in the principal amount of $50,000 is in default and carries an interest rate of 12%. The note is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

Our convertible note payable agreement with Ron Tate in the principal amount of $50,000 is in default and carries an interest rate of 12%. The note is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

Our note payable agreement with Otto Capital, a related party, in the principal amount of $1,000, which was due on or before September 30, 2011, is currently in default and carries a default rate of interest of 18%.

Our note payable agreements with Otto Capital, a related party in the principal amount of $125 and $2,315 are in default and carry a default rate of interest of 18%.

Our note payable due to Martin Davis Law Group (formerly Otto Law Group), a related party, which was originally due on or before December 22, 2011, in the principal amount of $289,480, is currently in default. The default rate of interest is 22%.

Our note payable agreement with Mr. Otto, in the principal amount of $7,000, which was due on or before January 7, 2012 is also currently in default and carries a default rate of interest of 18%.

Recent Financing Activities

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

In February 2012, we entered into a 12% convertible promissory note with Ryan Wear in an aggregate principal amount of $25,000, due February 9, 2013 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable.

In March 2012, advances due to James Rodgers, together with accrued interest, were reissued as 8% convertible note payable in the amount of $148,280.48, due March 1, 2013. The note is convertible into shares of our common stock at $0.01 per share. The default rate of interest is 12%.

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

On March 13,2012, we entered into a 10% promissory note with Jack Walkely in an aggregate principal amount of $25,000, due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or September 13, 2012. The default rate of interest is 22%. The promissory note was issued together with a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share.

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

Results of Operations

In the three and six months ended March 31, 2012 and 2011, we incurred net losses of approximately $560,000 and $1,025,000 and $570,000 and $2,087,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three and six months ended March 31, 2012 and 2011.

Operating Expenses.  Operating expenses decreased to $881,000 in the six months ended March 31, 2012, from $1,881,000 in the six months ended March 31, 2011, due primarily to a decrease in current year executive compensation and management consulting in the current six month period. Executive compensation and management consulting expense was approximately $845,000 in the prior year six month period compared to $420,000 in the current six month period. In addition, in the prior year six month period, legal expenses were approximately $470,000 due to acquisition-related activities and financing efforts. In the current six month period, legal fees were approximately $258,000.

Operating expenses increased to $483,000 in the three months ended March 31, 2012 from $444,000 in the three months ended March 31, 2011, due primarily to $75,000 in accrued fees related to our agreement with Mosaic Capital, LLC.

Interest Expense.  Interest expense decreased from $126,000 and $206,000 in the prior year three and six month periods to $77,000 and $144,000 in the current year three and six month periods, respectively. In January 2011, we issued 140,000 shares of our common stock for forbearance of these advances payable totaling approximately $140,000. The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011. This is the primary reason for the decrease in the three and six month periods.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2012 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

In February 2012, we entered into a 12% convertible promissory note with Ryan Wear in an aggregate principal amount of $25,000, due February 9, 2013 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable.

In March 2012, advances due to James Rodgers, together with accrued interest, were reissued as 8% convertible note payable in the amount of $148,280.48, due March 1, 2013. The note is convertible into shares of our common stock at $0.01 per share. The default rate of interest is 12%.

Under our promissory note agreement with Otto Capital, LLC, on January 9, 2012, we issued a warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share. The warrant expires on January 9, 2015.

Under our promissory note agreement with Jack Walkely, on March 13, 2012, we issued a warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share. The warrant expires on March 13, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended March 31, 2012, we sold the following securities without registration under the Securities Act of 1933, as amended:

In April 2012, John Thomas Rodgers III and Websnerlie Walter converted $40,000 in principal value of their 8% convertible notes payable into 4,000,000 shares of our common stock at the stated conversion price of $0.01 per share.

In April 2012, Mr. Wear and Mr. Tate converted $100,000 in principal value of their 12% convertible notes payable into 10,000,000 shares of our common stock at $0.01 per share.

In April 2012, we issued 600,000 shares of our common stock to Vitello Capital in settlement of accounts payable totaling $60,000.

In April 2012, we issued 2,527,076 shares of our common stock to Strategic Tactical Asset Trading, LLC in payment of our $47,000 in accounts payable.

In February 2012, we entered into a second agreement with Mosaic Capital LLC for strategic financial consulting services in exchange for a non-refundable fee of $75,000 and non-creditable against the payment of success fees. Success fees to be paid under the terms of the agreement are as follows:  i) upon the closing of a senior credit financing facility, a cash success fee of 1.5% of the amount committed, ii) upon the closing of a mezzanine credit facility, a cash success fee of 4.0% of the amount committed, iii) upon the closing of an entity or debt transaction, cash success fees plus common shares or warrants in an amount equal to the aggregate of the cash success fees calculated as follows:

Amount Raised	Success Fee
$1 - $499,999	12% of Maximum Amount Committed, plus
$500,000 - $999,999	10% of Maximum Amount Committed, plus
$1,000,000 - $3,000,000	7% of Maximum Amount Committed, plus Common Shares/warrants in an amount equal to the aggregate of cash success fees

iv) upon the closing of an acquisition, a cash success fee equal to the greater of the aggregate of 1.5% of the total consideration to the Seller of each target or $300,000 plus the product of the amounts noted in the senior credit facility, mezzanine and equity success fees, and v) upon the closing of an equity financing, a cash success fee of 4.0% of the amount committed, with the minimum amount payable for all financing transactions being $500,000.  In addition, five-year warrants are issuable to Mosaic Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 3% of the equity issued in such transaction, determined on an as-converted basis, with anti-dilution protection for 12-months from date of issuance.  The strike price of the warrants will be $0.01 per unit.  In April 2012, we agreed to pay Mosaic Capital $35,000 and agreed to issue two, three-year warrants to purchase 8,964,848 shares and 13,447,272 shares, respectively, of our common stock at an exercise price of $0.01 per share.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2012	GEOBIO ENERGY, INC.

	By:	/s/ Laurence Shelver
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302	Filed herewith

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906	Filed herewith

