Form 10-Q
period 2012-06-30
GeoBio Energy, Inc.
filed 2012-08-20
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	333-67174

GEOBIO ENERGY, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19125 North Creek Parkway, Bothell, WA	98011
(Address of principal executive offices)	(Zip Code)

425-402-3699
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

As of August 15, 2012, approximately 36,128,316 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Unaudited Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2012 and 2011 and for the period from inception to June 30, 2012

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception to June 30, 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2012 and 2011 and for the period from inception to June 30, 2012

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2012	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$13	$5
Prepaid expenses	-	6
Total current assets	13	11
Exclusive Distribution Agreement	175	-
Total assets	$188	$11

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,483	$1,221
Accrued payroll	1,197	597
Convertible notes payable, net of discount of $40 and $2, respectively	231	36
Convertible notes payable to related parties	875	1,143
Notes payable to related parties, net of discount of $45 and $48, respectively	1,112	533
Advances	142	262
Total current liabilities	5,040	3,792

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized;
30,000,000 shares designated as Series A at both June 30, 2012 and September 30, 2011;
17,775,000 and 20,775,000 issued and outstanding at June 30, 2012 and
September 30, 2011, respectively	71	83
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 36,128,316 and 13,451,240 issued and outstanding at June 30, 2012
and September 30, 2011, respectively	24,636	24,309
Deficit accumulated during the development stage	(29,559)	(28,173)
Total stockholders' equity (deficit)	(4,852)	(3,781)
Total liabilities and stockholders' equity (deficit)	$188	$11

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011	From Inception (November 1, 2004) Through June 30, 2012
	(in thousands, except share and per share amounts)

Sales	$-	$-	$-	$-	$12
Cost of sales	-	-	-	-	54
Gross profit (loss)	-	-	-	-	(42)

Operating Expenses
Selling and marketing	-	-	-	-	193
Research and development	-	-	-	-	103
General and administrative	401	647	1,282	2,528	25,916
Depreciation and amortization	-	-	-	-	185
Impairment	-	-	-	-	1,585
Total operating expenses	401	647	1,282	2,528	27,982
Loss from operations	(401)	(647)	(1,282)	(2,528)	(28,024)
Interest expense	(59)	(135)	(203)	(341)	(1,804)
Net gain on extinguishment of liabilities	99	210	99	210	269
Net loss	$(361)	$(572)	$(1,386)	$(2,659)	$(29,559)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.39)
Shares used in computing net loss per share -
basic and diluted	33,116,962	10,419,097	22,570,695	6,823,056

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated
	Shares	Amount	Shares	Amount	During Development Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		-
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Common stock and warrants issued for services			50,000	41		41
Warrants issued in connection with notes payable				12		12
Issuance of common stock upon conversion of notes payable			14,000,000	140		140
Issuance of common stock in settlement of liabilities			3,127,076	7		7
Beneficial conversion feature of convertible liabilities				40		40
Net loss					(1,386)	(1,386)
Balance June 30, 2012	17,775,000	$71	36,128,316	$24,636	$(29,559)	$(4,852)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30, 2012	For the Nine Months Ended June 30, 2011	From Inception (November 1, 2004) through June 30, 2012
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,386)	$(2,659)	$(29,559)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	17	159	1,157
Non-cash stock-based compensation for consulting, director fees and other expenses	41	1,005	18,091
Issuance of note payable as consideration for executive search services and expenses	11	250	336
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	-	77	152
Impairment of assets	-	-	1,585
Net gain on extinguishment of liabilities	(99)	(210)	(269)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	6	100	6
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	1,211	1,100	5,591
Net cash used in operating activities	(199)	(178)	(2,704)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	17	-	559
Repayment of advances	-	(13)	(67)
Stockholder contributions and payment of expenses on behalf of the Company	-	58	493
Borrowings on notes payable	190	133	903
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	-	551
Net cash provided by financing activities	207	178	3,194
Net Change In Cash	8	-	13
Cash, beginning of period	5	-	-
Cash, end of period	$13	$-	$13

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$75	$-	$75
Issuance of note payable for Exclusive Distribution Agreement	$100	$-	$100
Conversion of advances payable to note payable	$148	$-	$148
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion or settlement of liabilities	$147	$65	$1,673
Conversion of accounts payable to notes payable	$232	$1,120	$1,959
Debt discount related to warrants issued with debt or beneficial conversion feature
of convertible liabilities	$52	$162	$1,168
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$-	$(77)	$(75)

 See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2012

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

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of June 30, 2012, we had a deficit accumulated during the development stage of approximately $29.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.0 million as of June 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended September 30, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended June 30, 2012 are not necessarily indicative of the results for the year ending September 30, 2012 or for any future period.

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

Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the effect of common stock equivalents (stock options, convertible debentures, convertible preferred stock and warrants) since such inclusion in the computation would be anti-dilutive.

The following numbers of potential common shares have been excluded (as of June 30), in thousands:

	2012	2011

Series A Preferred Stock	17,775	20,775
Convertible debentures	227,261	4,100
Warrants	29,204	270
Options	3,807	-
Total	278,047	25,145

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

The shares potentially issuable under our convertible promissory note with James Rodgers are included in the table above at June 30, 2012 at the stated conversion price of $0.01.

In February 2012, we entered into convertible notes payable with Ronald Tate and Ryan Wear, respectively. The notes are convertible at any time into shares of our common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0006 per share, which is the assumed conversion price at June 30, 2012 using this calculation methodology.

In May and June 2012, we entered into convertible notes payable with Gregory Qualls and Ronald Tate, respectively. The notes are convertible at any time into shares of our common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0006 per share, which is the assumed conversion price at June 30, 2012 using this calculation methodology.

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

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company has not begun amortizing the exclusive distribution agreement because product sales have not yet commenced. The Company anticipates that product sales will commence in the fourth fiscal quarter of 2012. The Company expects that amortization expense will approximate $8,750 in fiscal year 2012 and $35,000 in each of the fiscal years 2013, 2014, 2015 and 2016, respectively.

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

Martin Davis Law Group and David M. Otto

David M. Otto, a principal at The Martin Davis Law Group (formerly The Otto Law Group), is a stockholder of the Company, a former director and our current Vice President of Finance.  We recorded approximately $92,000 and $349,000 and $124,000 and $563,000 in legal fees to The Martin Davis Law Group for the three and nine months ended June 30, 2012 and 2011, respectively, and $3,062,000 in legal fees to the Martin Davis Law Group for the period from inception to June 30, 2012 as general and administrative expenses.

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

As of June 30, 2012 and September 30, 2011, approximately $510,000 and $393,000, respectively, in fees to The Martin Davis Law Group were unpaid.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both June 30, 2012 and September 30, 2011, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accrued payroll in the condensed consolidated balance sheets.

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

As of June 30, 2012 and September 30, 2011, advances and accrued interest totaled approximately $142,000 and $262,000, respectively. All of these advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $94,000 and $81,000, respectively at June 30, 2012 and September 30, 2011.

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

Laurence Shelver – At June 30, 2012 and September 30, 2011, we owed Mr. Shelver (our CEO and a director of the Company) approximately $345,000 and $120,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Clayton Shelver – At June 30, 2012 and September 30, 2011, we owed Mr. Shelver (our Secretary, CFO and a director of the Company) approximately $286,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

David Otto –At June 30, 2012 and September 30, 2011, we owed Mr. Otto (our Vice President of Finance) approximately $286,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

Note 5. Notes Payable

At June 30, 2012 and September 30, 2011, notes payable were comprised of the following (in thousands):

	June 30,	September 30,
	2012	2011
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., in default
net of discount of $0 and $2, respectively	10	8
12% Convertible note payable due to Ron Tate, due 2/9/13	25	-
12% Convertible note payable due to Ryan Wear, due 2/9/13	25	-
8% Convertible note payable to James Rodgers, due 3/1/13	108	-
12% Convertible note payable to Ron Tate, due 10/1/12, net of discount
of $27 and $0, respectively	23	-
12% Convertible note payable to Gregory Qualls, due 10/1/12, net of
discount of $13 and $0, respectively	12	-
Related Party Convertible Notes
12% Convertible note payable to Ray Purdon, in default	86	86
12% Convertible note payable to Ray Purdon, in default	-	80
12% Convertible note payable to Ray Purdon, in default	53	53
12% Convertible note payable to Ray Purdon, in default	248	348
12% Convertible note payable to Ray Purdon, in default	-	151
12% Convertible note payable to Ray Purdon, in default	25	25
12% Convertible Promissory note payable to Saratoga Capital Partners, LLC,
in default	400	400
8% Convertible note payable to Otto Law Group, due 9/1/2012	63	-
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
18% Promissory note payable to David M. Otto, in default	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Martin Davis Law Group, PLLC,
in default	289	289
22% Promissory note payable to Otto Capital, LLC, in default	3	3
22% Promissory note payable to Otto Capital, LLC, in default	10	10
22% Promissory note payable to Otto Capital, LLC, in default	5	5
10% note payable to Saratoga Capital Partners, LLC, net
of discount of $11 and $15, respectively	14	10
22% Promissory note payable to David M. Otto, in default	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $24
and $33, respectively	51	42
10% Promissory note payable to Laurence Shelver, net of discount of $2
and $0, respectively	9	-
8% Note payable to Mark Cagany	100	-
8% Note payable to Sausalito Capital Partners I, LLC, due 9/30/12	400	-
22% Note payable to Jack Walkley, net of discount of $3 and $0, respectively,
in default	22	-
8% Note payable to Otto Capital, LLC	4	-
8% Note payable to Otto Capital, LLC, net of discount of $2 and
$0, respectively	2	-
10% Note payable to Otto Capital, LLC	4	-
10% Note payable to Jack Walkley, due 9/13/12, net of discount of $3 and
$0, respectively	22	-
8% Note payable to Peter Cangany, due 12/4/12	3	-

	$2,218	$1,712

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

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.005, volatility of 192%, expected term of 5 years, risk free rate of 0.77% and dividend yield of 0.0%. The value of the warrants was not material. The warrant expires in five years. The beneficial conversion feature recorded related to the convertible liability of approximately $13,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.004, volatility of 192%, expected term of 5 years, risk free rate of 0.71% and dividend yield of 0.0%. The value of the warrants was not material. The warrant expires in five years. The beneficial conversion feature recorded related to the convertible liability of approximately $27,000 was recorded as a discount to the note payable and will be amortized to interest expense over the term of the note payable.

In June 2012, we entered into an 8% promissory note with Peter Cangany in aggregate principal amount of $2,500 due December 4, 2012.

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

Common Stock Issuances

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC. Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock. The value of the shares of $500 based on the closing price of our common stock of $0.01 on the date of issuance was recorded to general and administrative expense during the nine months ended June 30, 2012.

As discussed in Note 3, in November 2011, we issued 2,500,000 shares of our common to the principals of El Gas North America, LLC, pursuant to our acquisition of El Gas NA. The value of the shares of $75,000 based on the closing price of our common stock of $0.03 on the date of issuance was recorded to the Exclusive Distribution Agreement in the nine months ended June 30, 2012.

In April 2012, we issued 600,000 shares of our common stock to Vitello Capital in settlement of accounts payable totaling $60,000. We recorded an approximately $58,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of $1,320 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the quarter ended June 30, 2012.

In April 2012, we issued 2,527,076 shares of our common stock to Strategic Tactical Asset Trading, LLC in settlement of accrued expenses totaling $47,000. We recorded an approximately $41,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of approximately $6,000 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the quarter ended June 30, 2012.

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

Stock Options —In 2011, we granted options outside of our 2002 Equity Incentive Plan to purchase an aggregate of 3,807,368 shares of our common stock at $0.03 per share to our CEO and CFO under the terms of their employment contract.  The option grants represented not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, and the terms of the employment contract require adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date,  during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that the CEO and CFO terminate employment without cause during the term of the employment agreements.  The options have a five year term.   The intrinsic value of stock options outstanding and exercisable of nil at June 30, 2012 is based on the $0.0006 closing market price of our common stock on that date, and the fact that the exercise price of all of the outstanding vested stock options is greater than $0.0006.

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

As discussed in Note 7, under our second engagement agreement with Mosaic Capital, in April 2012, we issued a three-year warrant to purchase 8,964,848 shares of our common stock at an exercise price of $0.01 per share and a three –year warrant to purchase 13,447,272 shares of our common stock at an exercise price of $0.01 per share. The warrants expire on March 19, 2015. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.0022, volatility of 192%, expected term of 3 years, risk-free rate of 0.42%, and dividend yield of 0.0%. The value of the warrants of approximately $40,000 was recorded to general and administrative expenses during the nine months ended June 30, 2012.

As discussed in Note 5, under our promissory note agreement with Gregory Qualls, on May 24, 2012, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.  The warrants expire on March 24, 2017.

As discussed in Note 5, under our promissory note agreement with Ronald Tate, on June 13, 2012, we issued a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.10 per share.  The warrants expire on June 13, 2017.

In June 2012, warrants to purchase 110 shares of our common stock at an exercise price of $14,575.00 per share and a warrant to purchase 12 shares of our common stock at an exercise price of $11,000.00 per share expired unexercised.

At June 30, 2012 and September 30, 2011, there were warrants outstanding for the purchase of 29,204,161 and 3,602,997 shares, respectively, of our common stock with a weighted average exercise price of $0.03 and $0.42, respectively.

Note 7.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against cash fees earned upon closing a transaction as follows: a cash fee of $1.6 million based upon the total capital raise with respect to all financing transactions of $20 million, with the minimum amount payable for all financing transactions being $400,000 (assuming a $5.0 million capital raise). In addition, warrants are issuable to Goodrich Capital in the form of an equity closing fee, fully vested at the time of issuance, to purchase a number of shares of our common stock equal to 5% of the equity issued in such transaction, determined on an as-converted basis. The strike price of the warrants will be equal to the share price of the instruments issued in the transaction and have a term of 10 years from the date of issuance. Under the terms of the agreement, we paid Goodrich Capital $30,000 in the second quarter of 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of June 30, 2012 and September 30, 2011 in the accompanying condensed consolidated balance sheets.

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

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of June 30, 2012 and September 30, 2011 in the accompanying condensed consolidated balance sheets.

Note 8.  Subsequent Events

On August 15, 2012, we entered into a 10% promissory note with Otto Capital, LLC in an aggregate principal amount of $2,500, due on or before August 13, 2013. The default rate of interest is 22%.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of June 30, 2012, we had a deficit accumulated during the development stage of approximately $29.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.0 million as of June 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $199,000 and $178,000 in our operating activities in the nine months ended June 30, 2012 and 2011, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the nine months ended June 30, 2012 and 2011.

Our financing activities provided cash of approximately $207,000 and $178,000 in the nine months ended June 30, 2012 and 2011 respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable.

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

Our 8% convertible note payable due to Saratoga, in the principal amount of $400,000, which was originally due on or before June 1, 2012 unless earlier converted by the holder, is currently in default. The note may be converted into shares of our common stock at a conversion rate of $0.10. The default rate of interest is 12%.

Our 10% promissory note due to Otto Capital, a related party, in the principal amount of $2,633, which was originally due on or before April 15, 2012, is currently in default. The default rate of interest is 22%.

Our 10% promissory note due to Otto Capital, a related party, in the principal amount of $10,000, which was originally due on or before May 3, 2012, is currently in default. The default rate of interest is 22%.

Our 10% promissory note due to Otto Capital, a related party, in the principal amount of $5,000, which was originally due on or before May 12, 2012, is currently in default. The default rate of interest is 22%.

Our 10% promissory note due to David M. Otto, a related party, in the principal amount of $7,500, which was originally due on or before May 20, 2012, is currently in default. The default rate of interest is 22%.

Recent Financing Activities

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share.

In June 2012, we entered into an 8% promissory note with Peter Cangany in aggregate principal amount of $2,500 due December 4, 2012.

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

Results of Operations

In the three and nine months ended June 30, 2012 and 2011, we incurred net losses of approximately $361,000 and $1,386,000 and $572,000 and $2,659,000, respectively.

Revenues and Cost of Sales.  We had no revenues or cost of sales in the three and nine months ended June 30, 2012 and 2011.

Operating Expenses.  Operating expenses decreased to $1,282,000 in the nine months ended June 30, 2012, from $2,528,000 in the nine months ended June 30, 201, due primarily to a decrease in current year executive compensation and management consulting in the current nine month period. Executive compensation and management consulting expense was approximately $1,484,000 in the prior year nine month period compared to $714,000 in the current nine month period. In addition, in the prior year nine month period, legal expenses were approximately $610,000 due to acquisition-related activities and financing efforts. In the current nine month period, legal fees were approximately $350,000.

Operating expenses decreased to $401,000 in the three months ended June 30, 2012 from $647,000 in the three months ended June 30, 2011, due primarily to executive search services expenses in the prior year of $250,000, which were not incurred in the current year.

Interest Expense.  Interest expense decreased from $135,000 and $341,000 in the prior year three and nine month periods to $59,000 and $203,000 in the current year three and nine month periods, respectively. In January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000. The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the second quarter of 2011. This is the primary reason for the decrease in the nine month periods. Interest expense decreased in the current year three month period compared to the prior year three month period due to decreased amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended June 30, 2012 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

In April 2012, we issued 600,000 shares of our common stock to Vitello Capital in settlement of accounts payable totaling $60,000. We recorded an approximately $58,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of $1,320 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the quarter ended June 30, 2012.

In April 2012, we issued 2,527,076 shares of our common stock to Strategic Tactical Asset Trading, LLC in settlement of accrued expenses totaling $47,000. We recorded an approximately $41,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of approximately $6,000 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the quarter ended June 30, 2012.

In April 2012, John Thomas Rodgers III and Websnerlie Walter converted $40,000 in principal value of their 8% convertible notes payable into 4,000,000 shares of our common stock at the stated conversion price of $0.01 per share.

In April 2012, Ryan Wear and Ronald Tate converted $100,000 in principal value of their 12% convertible notes payable into 10,000,000 shares of our common stock at $0.01 per share.

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share. The warrants expire on March 24, 2017.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The promissory note was issued together with a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share. The warrants expire on June 13, 2017.

Under our second engagement agreement with Mosaic Capital, in April 2012, we issued a three-year warrant to purchase 8,964,848 shares of our common stock at an exercise price of $0.01 per share and a three –year warrant to purchase 13,447,272 shares of our common stock at an exercise price of $0.01 per share. The warrants expire on March 19, 2015.

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

GEOBIO ENERGY, INC.

Dated: August 20, 2012	By:	/s/ Laurence Shelver
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302	Filed herewith

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906	Filed herewith