Form 10-K
period 2012-09-30
GeoBio Energy, Inc.
filed 2013-01-15
CIK 1157004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File Number 333-67174

GEOBIO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1153946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19125 North Creek Parkway, Bothell, WA	98011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(425) 402-3699

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

Large accelerated filer  ☐           Accelerated filer  ☐       Non-accelerated filer  ☐    Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $85,500 as of March 31, 2012 based upon the closing price of $0.0045 per share reported on that date. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

As of January 10, 2013, there were 76,080,035 shares of the Registrant’s $0.001 par value common stock outstanding.

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

On November 14, 2011, we closed an equity purchase agreement with El Gas North America, LLC, a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA for 2.5 million shares of common stock of the Company and a $100,000 promissory note. El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands. El Gas NA was only recently incorporated and its only asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories previously listed. Given this, the Company has determined that this transaction is not a business combination for accounting purposes and has accounted for the transaction as the acquisition of an asset, i.e. the exclusive distribution agreement.

El Gas NA intends to initially distribute two products throughout North America: the maxiElcor (“Maxicore”) and maxiDATCOM (“Data Logger”). The Maxicore unit is an electronic volume corrector device, and the Data Logger is a real time data accusation device.

Natural Gas Measurement Instruments Industry

Precise gas measurements are essential when billing for large volume gas transfers and are of great importance to natural gas utility companies. Gas meters only measure the actual volume of cubic feet of gas that passes through the meter. Since gas can be compressed, the quantity of gas which has actually flowed through the meter still has to be calculated from the measured volume at measurement conditions. To most accurately measure volume, a gas meter needs to take pressure, temperature and the “supercompressability factor” into account. The supercompressability factor is used to calculate actual volumes from volumes at standard temperatures and pressures from actual volumes. The factor is of increasing importance at high pressures and low temperatures, which reflect the conditions that exist in natural gas pipelines. This process is referred to as volume correction.

The North American oil and gas industry has historically used mechanical monitoring as its primary method to collect the information required for volume correction. Until recently, the rotary seven, 14 and 31 day chart recorder has been the “standard” recorder in many industries. These recorders use a round paper chart, divided into segments, and rely on inked pens on swing arms to record pressures and temperatures as lines on a slowly rotating chart. These charts are retrieved by an employee at periodic intervals, and then transported back to an office where the data is recorded and analyzed. At each interval, an employee is required to install a new chart and re-ink the pens. These “standard” recorder instruments are outdated and inefficient with the drawback being the inability to report in real-time. In many cases, equipment failure and safety hazards have been attributed to the lack of real-time data accusation of these devices.

Products

We believe the two El Gas NA products to be distributed (Maxicore and Data Logger) represent vast technological improvements over the existing mechanical chart recorders commonly used today. These products utilize automatic meter reading technology, and are capable of providing real time information for custody transfer applications in the gas industry. Benefits of these products include:

▪	More accurate accounting and billing for natural gas
▪	Ability to record all data in real-time
▪	Ability to transmit data via cell, FM, and phone modems
▪	Ability to download data into customer’s computer system at whichever interval is requested

In addition to providing more accurate billing information, El Gas NA’s products enhance a customer’s ability to recognize and respond to safety concerns more rapidly by providing real-time information and as well as the potential to save customers millions in operating overhead.

El Gas NA estimates that by replacing existing pressure monitoring technology with its products, large customers can save millions per year by switching from mechanical chart recorders to the El Gas NA’s products. Louisville Gas & Electric estimates that the cost for maintenance and collection of information for its 300 chart recorders is close to $3 million annually.

Sales

The sale of El Gas NA’s products in the United States and Canada is subject to UL approval. Application processes related to UL approval were finalized August 31, 2012.

Competition

The North American market for natural gas volume monitoring tools, correcting equipment, and data recording products consists of three major suppliers: Mercury Instruments (Honeywell), Eagle Research and Reynolds Equipment (Heath Consultants). These competitors’ products are not only more expensive, but they are also technologically inferior, using older microprocessor technology with limited memory capacity, less efficient power supplies and outdated communications equipment. As a result, El Gas NA believes the North American oil and gas services industry is primed to support additional market entrants. Furthermore, due to its state of the art technology solutions, El Gas NA believes it is well positioned to rapidly emerge as the industry leader.

In North America, El Gas NA has a competitive advantage because its products have a proven record of success throughout Europe, Asia and South America. This proven record of success bodes well for the El Gas NA’s ability to replicate these results in North America. Further, El Gas NA’s competitors in North America have thus far been unable to produce reliable instruments to meet current customer needs, while our products have a demonstrated track record of providing customers with the functionality and reliability they desire.

Our products have the following advantages over the products of competitors:

▪	Flexibility – ability to monitor and have two way communication with one unit; competitors have two separate units – one for measurement and another for communications
▪	Lower maintenance costs – no maintenance needed for up to five years, versus two years for competitors
▪	Field expandable – customers are able to easily to add components/pieces (expansion board, modem, etc.) – competition forces customer to replace unit or send it to the manufacturer for modifications

Our competitors only offer one or two input units with one or two outputs, making communications expensive. Our products offer up to 10 inputs, six outputs and an onboard Cell or FM modem (battery powered for up to five years), all powered by a single “D” cell battery which is capable of running the instrument for six years. Competitors can only offer onboard batteries with a four-year life and need a solar panel and gel cell battery for communications.

Our products include the capability to provide two-way real-time communications, while competitors’ products require the purchase and installation of separate communications packages.

ITEM 2.	PROPERTIES

We do not own any real property.  The Company has relocated its corporate headquarters to 19125 North Creek Parkway, Bothell, WA 98011.

ITEM 3.	LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search. The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company. As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2012 and September 30, 2011.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement. TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing. In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events), which the King County Superior Court approved in its Order on October 19, 2012. We included the $50,000 in accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2012 and September 30, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the Pink Over-the-Counter Markets, Inc. under the symbol “GBOE”. Our common stock was previously traded on the Over-the-Counter Bulletin Board market and was previously quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “GBOE.”  The following table represents the range of the high and the low closing prices, as quoted on the Pink Sheets or the OTC Bulletin Board, as applicable, for each fiscal quarter for the fiscal years ended September 30, 2012 and 2011.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
Fiscal year ended September 30, 2012
December 31, 2011	$0.04	$0.003
March 31, 2012	0.01	0.004
June 30, 2012	0.01	0.005
September 30, 2012	0.01	0.01

Fiscal year ended September 30, 2011
December 31, 2010	$0.56	$0.07
March 31, 2011	0.55	0.07
June 30, 2011	0.15	0.03
September 30, 2011	0.05	0.01

As of January 10, 2013, we had 76,080,035 shares of common stock issued and outstanding and had approximately 140 stockholders of record.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

In July 2012, accounts payable due to Martin Davis, PLLC, a related party, were assigned to Ron Tate and Hailey Hollenbeck, and we entered into a 12% convertible promissory note in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The note is due July 23, 2013 unless previously converted. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.

In August 2012, we entered into an 8% convertible promissory note with Value Corp Trading Company in an aggregate principal amount of $759, in settlement of an invoice of the same amount to the same party. The note is convertible into shares of our common stock at a conversion price of $0.01 per share, and is due, if not previously converted at the option of the holder, on November 1, 2012. The default rate of interest is 12%. In December 2012, the conversion rate was adjusted to $0.005 and principal amounting to $759 was immediately converted into 151,800 shares of our common stock.

In August 2012, we entered into a 10% promissory note with Otto Capital, LLC, in an aggregate principal amount of $250, due on or before August 30, 2013. The default rate of interest is 20%.

In August 2012, Ron Tate converted $25,000 in principal value of his 12% convertible note and related accrued interest into 7,585,719 shares of our common stock at an effective conversion price of $0.0033 per share.

In August 2012, Ryan Wear transferred $25,000 in principal value of his 12% convertible note and related accrued interest to Pinnacle Investments, LLC, and Pinnacle Investments, LLC simultaneously converted it into 8,714,200 shares of our common stock at an effective conversion price of $0.0029 per share.

In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The notes are due August 14, 2013 and September 16, 2013 unless previously converted. Each promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.

In September 2012, we issued an additional 2,500,000 shares of our common stock to the principals of El Gas North America, LLC, pursuant to the terms of the equity purchase agreement of El Gas NA.

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

Change in Headquarters

The Company has relocated its corporate headquarters to 19125 North Creek Parkway, Bothell, WA 98011.

Liquidity, Going Concern and Capital Resources

As of September 30, 2012, we had a deficit accumulated during the development stage of approximately $30.1 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.5 million as of September 30, 2012. We have received an opinion for the fiscal years ended September 30, 2012 and 2011 from our independent registered public accounting firm noting there is substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

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

Discussion of Cash Flows

We used cash of approximately $208,000 in our operating activities in each of the years ended September 30, 2012 and 2011. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities. We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the years ended September 30, 2012 and 2011.

Our financing activities provided cash of approximately $207,000 and $213,000 in the years ended September 30, 2012 and 2011, respectively. Changes in cash from financing activities are proceeds from advances, stockholder payment of expenses and proceeds from issuance of notes payable.

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

Our note payable agreement with Otto Capital, LLC, a related party, in the principal amount of $15,000, which was due on or before January 22, 2011, is in default and carries a default rate of interest of 10%.

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

Our December 2010 convertible promissory note payable agreement with Value Corp, Inc., in remaining aggregate principal amount of $10,000, convertible into shares of our common stock at $0.10 per share, was due December 1, 2011 unless previously converted and the default rate of interest is 18%. In December 2012, the conversion rate was adjusted to $0.01 and principal amounting to $10,000 was immediately converted into 1,000,000 shares of our common stock.

Our note payable agreement with Martin Davis, PLLC, in the principal amount of $289,480, which was due on or before December 20, 2011, is in default and bears interest at a default rate of 22% per annum.

Our note payable agreements with Ray Purdon, in remaining aggregate principal amount of $412,000, which were originally due on or before December 20, 2011, are in default and the default rate of interest is 18%.

Our note payable agreement with Mr. Otto, in the principal amount of $7,000 at an interest rate of 8% per annum, which was due on January 7, 2012, is in default and carries a default interest rate of 12%.

Our note payable agreement with Saratoga Capital Partners, LLC, in the principal amount of $3,000, which was due April 15, 2012 is currently in default and carries a default interest rate of 22%.

Our promissory note agreements with Saratoga Capital Partners, LLC, in aggregate principal amount of $15,000, due May 2012, are currently in default, carrying a default rate of interest of 22%.

Our note payable agreement with Mr. Otto, in the principal amount of $7,500, which was due on May 20, 2012, is currently in default and carries a default interest rate of 22%.

Our note payable to Saratoga Capital Partners I, LLC in the amount of $400,000 with a maturity date of September 30, 2012 is currently in default and carries a default interest rate of 12%.

Our note payable to Jack Walkely in an aggregate principal amount of $25,000 was due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or June 1, 2012. The default rate of interest is 22%.

Our note payable to Jack Walkely in aggregate principal amount of $25,000 was due the earlier of within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $725,000 or September 13, 2012. The default rate of interest is 22%.

Our July 2011 8% convertible promissory note payable to Martin Davis PLLC (formerly Otto Law Group) in the aggregate principal amount of $63,538 was due September 30, 2012. The default rate of interest is 18%.

Our October 2011 8% Promissory Note payable to Sausalito Capital Partners I, LLC in the amount of $400,000 was due September 30, 2012. The default rate of interest is 12%.

Recent Financing Activities

In July 2012, accounts payable due to Martin Davis Law Group, PLLC, a related party, were assigned to Ron Tate and Hailey Hollenbeck, and we entered into a 12% convertible promissory note in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The note is due July 23, 2013 unless previously converted. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.

In August 2012, we entered into an 8% convertible promissory note with Value Corp Trading Company in an aggregate principal amount of $759, in settlement of an invoice of the same amount to the same party. The note is convertible into shares of our common stock at a conversion price of $0.01 per share, and is due, if not previously converted at the option of the holder, on November 1, 2012. The default rate of interest is 12%. In December 2012, the conversion rate was adjusted to $0.005 and principal amounting to $759 was immediately converted into 151,800 shares of our common stock.

In August 2012, we entered into a 10% promissory note with Otto Capital, LLC, in an aggregate principal amount of $250, due on or before August 30, 2013. The default rate of interest is 20%.

In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The notes are due August 14, 2013 and September 16, 2013 unless previously converted. Each promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.

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

Results of Operations

In the years ended September 30, 2012 and 2011, we incurred net losses of approximately $1,912,000 and $2,911,000, respectively.

Revenues and Cost of Sales. We had no revenues or cost of sales in the years ended September 30, 2012 and 2011. We expect revenues and cost of sales to increase in 2013 as El Gas has begun making product sales.

Operating Expenses. Operating expenses decreased to $1,667,000 in the year ended September 30, 2012, from $2,688,000 in the year ended September 30, 2011, due primarily to the following:

•	Legal expenses decreased approximately $288,000 from $726,000 in the prior year to $438,000 in the current year due to prior year acquisition activity.
•	Investor relations and management consulting expenses decreased approximately $619,000 to $121,000 from $740,000 in the prior year.
•	We recorded a $250,000 fee related to the Harvard Group International in the prior year related to staffing services.

Interest Expense. Interest expense decreased to $344,000 in the current year from $393,000 in the prior year, due primarily to higher prior year amortization of beneficial conversion features related to convertible liabilities.

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

Exclusive Distribution Agreement

In November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company has not begun amortizing the exclusive distribution agreement because product sales have not yet commenced. Product sales have commenced the first fiscal quarter of 2013. The Company expects that amortization expense will approximate $35,000 in each of the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeoBio Energy, Inc.

Woodinville, Washington

We have audited the accompanying consolidated balance sheets of GeoBio Energy, Inc. and Subsidiaries (a development stage company) ("the Company"), as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 1, 2004, (date of inception) through September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoBio Energy, Inc., and Subsidiaries (a development stage company) as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from November 1, 2004 (date of inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a deficit accumulated during the development stage of approximately $30.1 million and a working capital deficit of approximately $5.5 million as of September 30, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

January 15, 2013

GEOBIO ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$4	$5
Prepaid expenses	-	6
Total current assets	4	11
Exclusive distribution agreement	175	-

Total assets	$179	$11

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,639	$1,221
Accrued payroll	1,443	597
Convertible and non-convertible notes payable to non-related parties, net of discount of $38 and $2, respectively	214	36
Convertible notes payable to related parties, net of discount of $54 and $0, respectively	945	1,143
Notes payable to related parties, net of discount of $33 and $48, respectively	1,077	533
Advances	145	262
Total current liabilities	5,463	3,792

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized; 30,000,000 shares designated as Series A at both September 30, 2012 and 2011; 17,775,000 and 20,775,000 issued and outstanding at September 30, 2012 and 2011, respectively	71	83
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 54,928,235 and 13,451,240 issued and outstanding at September 30, 2012 and 2011, respectively	24,730	24,309
Deficit accumulated during the development stage	(30,085)	(28,173)

Total stockholders' equity (deficit)	(5,284)	(3,781)

Total liabilities and stockholders' equity (deficit)	$179	$11

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the years ended September 30,		(November 1, 2004) Through September 30,
	2012	2011	2012
	(in thousands, except share and per share amounts)

Sales	$-	$-	$12

Cost of sales	-	-	54

Gross profit (loss)	-	-	(42)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	1,667	2,688	26,301
Depreciation and amortization	-	-	185
Impairment	-	-	1,585

Total operating expenses	1,667	2,688	28,367
Loss from operations	(1,667)	(2,688)	(28,409)
Interest expense	(344)	(393)	(1,945)
Net gain on extinguishment of liabilities	99	170	269
Net loss	$(1,912)	$(2,911)	$(30,085)

Net loss per common share - basic and diluted	$(0.07)	$(0.36)

Shares used in computing net loss per share - basic and diluted	27,900,470	8,090,547

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		-
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Additional shares of common stock issued in connection with El Gas purchase agreement			2,500,000	5		5
Common stock and warrants issued for services			50,000	41		41
Warrants issued in connection with notes payable				12		12
Issuance of common stock upon conversion of notes payable and accrued interest			30,299,919	190		190
Issuance of common stock in settlement of liabilities			3,127,076	7		7
Beneficial conversion feature of convertible liabilities				79		79
Net loss					(1,912)	(1,912)
Balance September 30, 2012	17,775,000	$71	54,928,235	$24,730	$(30,085)	$(5,284)

See Notes to Consolidated Financial Statements

GEOBIO ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(November 1,
			2004) through
	For the Years Ended September 30,		September 30,
	2012	2011	2012
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,912)	$(2,911)	$(30,085)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-	193
Amortization of debt discount	45	156	1,185
Non-cash stock-based compensation for consulting, director fees and other expenses	46	1,085	18,096
Issuance of note payable as consideration for executive search services and expenses	11	325	336
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	-	77	152
Impairment of assets	-	-	1,585
Net gain on extinguishment of liabilities	(99)	(170)	(269)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	6	100	6
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	1,695	1,130	6,075
Net cash used in operating activities	(208)	(208)	(2,713)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	17	-	559
Repayment of advances	-	(13)	(67)
Stockholder contributions and payment of expenses on behalf of the Company	-	68	493
Borrowings on notes payable	190	158	903
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	-	551
Net cash provided by financing activities	207	213	3,194
Net Change In Cash	(1)	5	4
Cash, beginning of period	5	-	-
Cash, end of period	$4	$5	$4

Supplemental Disclosure:
Cash paid for interest	$3	$-	$3
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$75	$-	$75
Issuance of note payable for Exclusive Distribution Agreement	$100	$-	$100
Conversion of advances payable to note payable	$148	$-	$148
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion or settlement of liabilities	$197	$65	$1,723
Conversion of accounts payable to notes payable	$308	$1,120	$2,035
Debt discount related to warrants issued with debt or beneficial conversion feature of convertible liabilities	$91	$162	$1,207
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$-	$(77)	$(152)

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

On November 14, 2011, we closed an equity purchase agreement with El Gas North America, Inc., a Washington limited liability company (“El Gas NA”), under which El Gas NA agreed to sell 100% of the issued and outstanding equity interests of El Gas NA for 2.5 million shares of common stock of the Company and a $100,000 promissory note. El Gas NA is a fully licensed and exclusive distributor of El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in the territories including the United States, Canada, Mexico and the Caribbean Islands. El Gas NA was only recently incorporated and its only asset is its exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories previously listed. Given this, the Company has determined that this transaction is not a business combination for accounting purposes and has accounted for the transaction as the acquisition of an asset, i.e. the exclusive distribution agreement. See further discussion on the accounting in Note 2.

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

As of September 30, 2012, we had a deficit accumulated during the development stage of approximately $30.1 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.5 million as of September 30, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company has not begun amortizing the exclusive distribution agreement because product sales have not yet commenced. Product sales have commenced the first fiscal quarter of 2013. The Company expects that amortization expense will approximate $35,000 in each of the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

Debt Discounts

Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $45,000, $156,000 and $1,185,000 during the years ended September 30, 2012 and 2011 and the period from inception to September 30, 2012, respectively.

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

We have identified our federal tax return as our “major” tax jurisdiction, as defined. Tax years from 2004 to 2012 are subject to audit. We do not believe any reserves for uncertain income tax positions are required. Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, advances and notes payable approximate their fair value because of the short-term nature of these instruments.

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

The following numbers of common shares have been excluded (as of September 30), in thousands:

	2012	2011

Series A Preferred Stock	17,775	20,775
Convertible debentures	108,754	4,100
Warrants	7,542	3,603
Options	3,807	3,807
Total	137,878	32,285

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

The shares potentially issuable under our convertible promissory note in aggregate principal amount of $63,538 with Otto Law Group, a related party, are not included in the table above as the number of shares issuable on conversion is not determinable as of the date of this filing. The note is convertible into shares of our common stock at a conversion rate to be mutually agreed upon by the holder and the Company on the date the holder elects to convert.

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

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0016 per share.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0016 per share.

In July 2012, we entered into a 12% convertible promissory note with Ron Tate and Hailey Hollenbeck in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0016 per share.

In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0016 per share.

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
$400

Under the agreement, the Transferred Interests were combined into a single 8% convertible note payable due to Saratoga, due June 1, 2012 unless earlier converted by the holder. The note may be converted into shares of our common stock at a conversion rate of $0.10. The default rate of interest is 12%.

In addition, in connection with the Stock Sale Agreement (the “Agreement”), certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga. Under the terms of the Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga. Under the terms of the agreement, Mr. Sams will receive no additional payments as to accrued salary. Accordingly, the remaining balance of Mr. Sams’s accrued salary of approximately $210,000 was written off and recorded as a gain on extinguishment of liabilities in the consolidated statements of operations for the year ended September 30, 2012 in connection with the Agreement.

Note 5. Notes Payable

At September 30, 2012 and September 30, 2011, notes payable were comprised of the following (in thousands):

	September 30,	September 30,
	2012	2011
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., $0.10 conversion price, in default, net of discount of $0 and $2, respectively	10	8
8% Convertible note payable to James Rodgers, $0.01 conversion price, due 3/1/13	108	-
12% Convertible note payable to Gregory Qualls, $0.10 conversion price, due 10/1/12, net of discount of $8 and $0, respectively	17	-
8% Convertible note payable to Value Corp, Inc., $0.01 conversion price, due 11/1/12	1	-
22% Note payable to Jack Walkley, in default	25	-
22% Note payable to Jack Walkley, in default	25	-
Related Party Convertible Notes
18% Convertible note payable to Ray Purdon, in default	86	86
18% Convertible note payable to Ray Purdon, in default	-	80
18% Convertible note payable to Ray Purdon, in default	53	53
18% Convertible note payable to Ray Purdon, in default	248	348
18% Convertible note payable to Ray Purdon, in default	-	151
18% Convertible note payable to Ray Purdon, in default	25	25
12% Convertible Promissory note payable to Saratoga Capital Partners, LLC, $0.10 conversion price, in default	400	400
18% Convertible note payable to Otto Law Group, in default	63	-
12% Convertible note payable to Saratoga Capital Partners, LLC, due 8/14/13, net of discount of $11 and $0, respectively	13	-
12% Convertible note payable to Saratoga Capital Partners, LLC, due 9/16/13, net of discount of $13 and $0, respectively	12	-
12% Convertible note payable to Ron Tate, due 6/13/13, net of discount of $19 and $0, respectively	31	-
12% Convertible note payable to Ron Tate and Hailey Hollenbeck, due 7/23/13, net of discount of $11 and $0, respectively	14	-
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
20% Promissory note payable to David M. Otto, in default	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Martin Davis Law Group, PLLC, in default	289	289
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	3	3
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	10	10
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	5	5
10% note payable to Saratoga Capital Partners, LLC, net of discount of $10 and $15, respectively	15	10
22% Promissory note payable to David M. Otto, in default	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $22 and $33, respectively	53	42
10% Promissory note payable to Laurence Shelver, net of discount of $1 and $0, respectively	10	-
8% Note payable to Mark Cangany (El Gas purchase agreement, see Note 1)	100	-
20% Note payable to Sausalito Capital Partners I, LLC, in default	400	-
10% Note payable to Otto Capital, LLC	4	-
10% Note payable to Otto Capital, LLC	4	-
10% Note payable to Otto Capital, LLC	4	-
8% Note payable to Peter Cangany, due 12/4/12	3	-
10% note payable to Otto Capital, due 8/15/13	3	-
	$2,236	$1,712

Notes payable above not noted as in default or without a stated maturity date are due when specified amount of financing is raised by the Company and thus do not have fixed maturity.

Note 6. Related Party Transactions

Martin Davis PLLC and David M. Otto

David M. Otto, the managing partner at Martin Davis PLLC and the former managing partner of The Otto Law Group, PLLC, is a stockholder of the Company and our current Vice President of Finance.  We recorded approximately $438,000 and $678,000 in legal fees to Martin Davis PLLC for the years ended September 30, 2012 and 2011, respectively, and $3,150,000 in legal fees to Martin Davis PLLC for the period from inception to September 30, 2012 as general and administrative expenses.

In October 2011, 12% convertible notes in the amount of $151,257 and $79,998 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis PLLC and reissued as 8% convertible promissory notes in the amounts of $167,717 and $63,538. Along with the new $167,717, 8% convertible promissory note, due September 1, 2012, accounts payable to Martin Davis PLLC in the amount of $232,283 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of September 30, 2012. No gain or loss was recognized on this transaction.

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

As of September 30, 2012 and 2011, approximately $524,000 and $393,000, respectively, in fees to Martin Davis, PLLC, were unpaid and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both September 30, 2012 and September 30, 2011, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

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

As of September 30, 2012 and 2011, advances and accrued interest totaled approximately $145,000 and $262,000, respectively. All of these related party advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $103,000 and $81,000, respectively, at September 30, 2012 and 2011.

We intend to repay the advances.

Employment Agreements

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors. In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011. On May 1, 2011, the Company entered into employment agreements with Mr. Laurence Shelver, Mr. Clayton Shelver and Mr. David Otto. Amounts owed to these executives are as follows:

Laurence Shelver – At September 30, 2012 and September 30, 2011, we owed Mr. Shelver approximately $420,000 and $120,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

Clayton Shelver – At September 30, 2012 and September 30, 2011, we owed Mr. Shelver approximately $349,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

David Otto –At September 30, 2012 and September 30, 2011, we owed Mr. Otto approximately $349,000 and $99,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Note 7. Stockholders’ Equity (Deficit)

Preferred Stock

We have 10,000,000 shares of our preferred stock designated as Series A Convertible Preferred Stock, par value of $0.001 per share. The remaining 20,000,000 shares of preferred stock are undesignated. The holders of the Series A Convertible Preferred Stock are entitled to 1,000 votes per one (1) share of stock held. The Series A Convertible Preferred Stock is convertible at the stockholder’s option into shares of our common stock on the basis of 1:1. Holders of the Series A Convertible Preferred Stock have liquidation preference over holders of common stock in the event of liquidation, dissolution or winding up. See Note 6 for discussion of preferred stock activity for the years ended September 30, 2012 and 2011.

Common Stock

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

Common Stock Issuances — In October 2010, accounts payable due to Otto Law Group, a related party, were assigned to another party and we entered into convertible promissory notes in aggregate principal amount of $25,000. These promissory notes were converted in October 2010 into 181,820 shares at their stated conversion rate of $0.14.

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

As discussed in Note 6, Related Parties, in January 2011, we issued 140,000 shares of our common stock for forbearance of advances payable totaling approximately $140,000. The value of the shares of $77,000 based on the closing price of our common stock of $0.55 on the date of issuance was recorded to interest expense during the year ended September 30, 2011.

In February 2011, we issued an aggregate of 200,000 shares of our common stock to parties related to the Collins acquisition. The value of the shares of $30,000 based on the closing price of our common stock of $0.15 on the date of issuance was recorded to general and administrative expense during the year ended September 30, 2011.

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

In October 2011, we entered into a consulting agreement with AGAPA Holdings, LLC. Under the agreement, we agreed to pay a non-refundable consulting fee of $5,500 and 50,000 shares of our common stock. The value of the shares of $500 based on the closing price of our common stock of $0.01 on the date of issuance was recorded to general and administrative expense during the year ended September 30, 2012.

As discussed in Note 1, in November 2011, we issued 2,500,000 shares of our common to the principals of El Gas North America, LLC, pursuant to the terms of the equity purchase agreement of El Gas NA. The value of the shares of $75,000 based on the closing price of our common stock of $0.03 on the date of issuance was recorded to the Exclusive Distribution Agreement in the year ended September 30, 2012. In September 2012, we issued an additional 2,500,000 shares of our common stock to the principals of El Gas North America, LLC, pursuant to the provisions of the equity purchase agreement of El Gas NA, which required issuance of additional shares if the market price of the Company’s common stock was less at fiscal year-end than at closing date. The value of the shares of $5,000 based on the closing price of our common stock of $0.002 on the date of issuance was recorded to general and administrative expense in the year ended September 30, 2012.

In April 2012, we issued 600,000 shares of our common stock to Vitello Capital in settlement of accounts payable totaling $60,000. We recorded an approximately $58,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of $1,320 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the year ended September 30, 2012.

In April 2012, we issued 2,527,076 shares of our common stock to Strategic Tactical Asset Trading, LLC in settlement of accrued expenses totaling $47,000. We recorded an approximately $41,000 gain on extinguishment of liabilities based on the difference between the fair value of the shares of approximately $6,000 based on the closing price of our common stock of $0.0022 on the date of issuance and the remaining balance of the liability in the year ended September 30, 2012.

In April 2012, John Thomas Rodgers III and Websnerlie Walter converted $40,000 in principal value of their 8% convertible notes payable they had acquired from James Rodgers into 4,000,000 shares of our common stock at the stated conversion price of $0.01 per share.

In April 2012, Mr. Wear and Mr. Tate converted $100,000 in principal value of their 12% convertible notes payable into 10,000,000 shares of our common stock at $0.01 per share.

In August 2012, Mr. Tate converted $25,000 in principal value of his 12% convertible note and related accrued interest into 7,585,719 shares of our common stock at an effective conversion price of $0.0033 per share.

In August 2012, Mr. Wear transferred $25,000 in principal value of his 12% convertible note and related accrued interest to Pinnacle Investments, LLC, and Pinnacle Investments, LLC simultaneously converted it into 8,714,200 shares of our common stock at an effective conversion price of $0.0029 per share.

Stock Incentive Plans — In August 2002, we established the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing 228 shares of our common stock for the grant of incentive and non-qualified stock options stock options, as well as restricted stock awards.

Stock Options —In 2011, we granted options to purchase an aggregate of 3,807,368 shares of our common stock at $0.03 per share to our CEO and CFO under the terms of their employment contract. The option grants represented not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, and, while the terms of the employment contracts require adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million, no additional options have been granted pursuant to this clause upon mutual agreement of the Company and the executives. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that the Shelvers terminate employment without cause during the term of the employment agreements. The options have a five year term.

The fair value of stock-based option awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods presented as follows:

	Years ended
	September 30,
	2012	2011
Expected dividend yield	*	0%
Expected stock volatility	*	192%
Risk-free interest rate	*	2.06%
Expected life	*	1 year

* During 2012, we did not grant any stock options.

Option activity was as follows during the years ended September 30, 2012 and 2011:

		Weighted	Weighted	Aggregate
		Average	Avg. Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Options outstanding, September 30, 2010	7	14,575.00
Options granted	3,807,368	0.03
Options cancelled	-
Options forfeited	-
Options outstanding, September 30, 2011	3,807,375	0.06

Options outstanding, September 30, 2012	3,807,375	0.06	3.8 years	$-
Options exercisable, September 30, 2012	3,807,375	0.06	3.8 years	$-

As of September 30, 2012, we did not have any unrecognized compensation cost related to unvested stock options. The intrinsic value of stock options outstanding and exercisable of nil at September 30, 2012 is based on the $0.002 closing market price of our common stock on that date, and is calculated by aggregating the difference between $0.002 and the exercise price of each of the outstanding vested and unvested stock options which have an exercise price less than $0.002.

Warrants — In April 2011, we entered into an agreement with Mosaic Capital LLC, for strategic financial consulting services. Upon signing the agreement, we paid Mosaic Capital $35,000 and five-year warrants to purchase 269,230 shares of our common stock at an exercise price of $0.01 per share were issuable under the terms of the agreement based on the closing price of our common stock of $0.13 on the date of the agreement of April 21, 2011. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.13, volatility of 192%, expected term of 5 years, risk free rate of 2.14% and dividend yield of 0.0%. The value of the warrants of $34,725 was recorded to general and administrative expenses during the year ended September 30, 2011. The warrants expire in April 2016.

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

Under our promissory note agreement with Otto Capital, LLC, in November 2011, we issued a three-year warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share.

Under our promissory note agreement with Otto Capital, LLC, in December 2011, we issued a three-year warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share.

Under our promissory note agreement with Jack Walkely in December 2011, we issued a three-year warrant to purchase up to 833,334 shares of our common stock at an exercise price of $0.03 per share. The warrant expires on December 20, 2014.

Under our promissory note agreement with Laurence Shelver, our CEO and President and a director of the Company, in December 2011, we issued a three-year warrant to purchase up to 372,498 shares of our common stock at an exercise price of $0.03 per share.

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

In February 2012, we entered into a second agreement with Mosaic Capital LLC for strategic financial consulting services in exchange for a non-refundable fee of $75,000 and non-creditable against the payment of success fees. Success fees to be paid were stated in the agreement and were to be based on a completed debt or equity financing. In April 2012, we issued a three-year warrant to purchase 8,964,848 shares of our common stock at an exercise price of $0.01 per share and a three –year warrant to purchase 13,447,272 shares of our common stock at an exercise price of $0.01 per share. The warrants were to expire on March 19, 2015. The value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: stock price of $0.0022, volatility of 192%, expected term of 3 years, risk-free rate of 0.42%, and dividend yield of 0.0%. The value of the warrants of approximately $40,000 was recorded to general and administrative expenses during the year ended September 30, 2012. No equity or debt financing was completed under Mosaic Capital and, in September 2012, in connection with the termination of the Company’s engagement of Mosaic Capital, the warrants were cancelled.

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

Under our convertible promissory note agreement with Ron Tate and Hailey Hollenbeck, on July 23, 2012, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. The warrants expire on July 23, 2017.

Under our convertible promissory note agreement with Saratoga, on August 14, 2012, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. The warrants expire on August 14, 2017.

Under our convertible promissory note agreement with Saratoga, on September 16, 2012, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. The warrants expire on September 16, 2017.

Warrant activity was as follows for the years ended September 30, 2012 and 2011:

		Weighted average exercise price
Warrants outstanding, September 30, 2010	434	$4,561.11
Warrants expired	-
Warrants exercised	-
Warrants issued	3,602,563	$0.03
Warrants cancelled	-
Warrants outstanding, September 30, 2011	3,602,997	$0.58
Warrants expired	(122)	$14,216.70
Warrants exercised	-
Warrants issued	26,351,285	$0.02
Warrants cancelled	(22,412,120)	0.01
Warrants outstanding, September 30, 2012	7,542,040	$0.07

Note 8.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2012 and 2011.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2012 and 2011.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against certain success (cash and equity) fees earned upon closing a transaction. No equity or debt financing was completed under Goodrich Capital, LLC. Under the terms of the agreement, we paid Goodrich Capital $30,000 in January 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of September 30, 2012 and 2011 in the accompanying consolidated balance sheets.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of September 30, 2012 and 2011 in the accompanying consolidated balance sheets.

Note 9. Income Taxes

Significant components of our deferred tax assets and liabilities and related valuation allowance are as follows as of September 30 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$3,647	$2,983
Stock-based compensation	5,807	5,792
Intangible assets	304	361
Other	4	4
Total deferred tax assets	9,762	9,140
Valuation allowance	(9,762)	(9,140)
Deferred tax assets, net of allowance	$-	$-

The valuation allowance increased by approximately $622,000 and $936,000 during the years ended September 30, 2012 and 2011, respectively.

The difference between the tax at the statutory rate and no tax provision for the years ended September 30, 2012 and 2011 is primarily due to our full valuation allowance against our full deferred tax assets.

At September 30, 2012, we had net operating loss carryforwards for Federal income tax purposes of approximately $10.7 million to offset future taxable income that expire beginning in 2024 through 2032.  Utilization of the carryforwards is dependent on generating future taxable income and may be limited by Internal Revenue Code Section 382 change of control provisions.

Note 10. Subsequent Events

In August 2012, we entered into an 8% convertible promissory note with Value Corp Trading Company in an aggregate principal amount of $759, in settlement of an invoice of the same amount to the same party. The note was convertible into shares of our common stock at a conversion price of $0.01 per share, and was due, if not previously converted at the option of the holder, on November 1, 2012. In December 2012, the conversion rate was adjusted to $0.005 and principal amounting to $759 was immediately converted into 151,800 shares of our common stock.

In October 2012, we entered into an agreement with Curing Capital for strategic financial consulting services in exchange for 40,000,000 shares of the Company’s common stock as a retainer, 50% of which shares are to be held in escrow and released to Curing Capital in the event that the Company obtains less than $20,000,000 directly as a result of Curing Capital’s introduction during the 120-day term of the agreement, and in the event that Curing Capital introduces any amount less than $20 million, the escrow shares will be cancelled. The common stock issued is to be entitled to piggyback registration rights on all registrations of the Company except for registrations filed on Form S-4 or Form S-8, or on any demand registrations of any other investor. In addition, introductory fees equal to a percentage of any capital the Company obtains directly as a result of Curing Capital’s introduction are due in cash, pursuant to the following schedule:

Amount of Capital Obtained	Introduction Fee

Less than $500,000	$46,619
$500,001 to $1,000,000	72,112
$1,000,001 to $2,000,000	155,073
$2,000,001 to $5,000,000	389,112
$5,000,001 to $10,000,000	785,073
$10,000,001 to $15,000,000	1,025,944
$15,000,001 to $20,000,000	1,205,944
$20,000,001 to $30,000,000	1,405,944

In addition, in the event that the Company obtains amounts in excess of $30 million, an introduction fee is due in the amount of $53,910 per $1.0 million above the $30 million raised.

In October 2012, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from October 23, 2012 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable.

In December 2012, the conversion rate of our convertible note payable to Value Trading Corp. in remaining aggregate outstanding principal amount of $10,000 was adjusted to $0.01 and principal amounting to $10,000 was immediately converted into 1,000,000 shares of our common stock.

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

(b) Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Management’s Assessment

Management has determined that, as of the September 30, 2012 evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2012, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls. As of September 30, 2012, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness. We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls. We also had failed to implement processes to ensure periodic monitoring of our internal control activities. As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•	Remediation. In March 2010, we retained independent accounting consultants to advise our company on improving internal controls and procedures. Under the guidance of new financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.

•	Timing. Our remediation efforts have been limited by our lack of available capital. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2013.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives. The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

•	Remediation. We have retained independent accounting consultants to assist the company in meeting its control objectives.

•	Timing. Our remediation efforts have been limited by our lack of available capital. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2013.

Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. Our remediation efforts have been limited by our lack of available capital. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2013.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel. Due primarily to the lack of human resources in our accounting and finance department during 2012, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

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

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. Our remediation efforts have been limited by our lack of available capital. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2013.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. We did not have appropriate personnel in place at September 30, 2012, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures. As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. As discussed above, we retained independent accounting consultants to assist our finance and accounting reporting functions.

•	Timing. Our remediation efforts have been limited by our lack of available capital. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the year ending September 30, 2013.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of September 30, 2012. We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended September 30, 2012.

•	Remediation. We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above. We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

•	Timing. Due to lack of financial resources, management was unable to fully neither implement its remediation efforts nor test the effectiveness of our remediation efforts with respect to the remediation efforts described above. We expect to complete the testing of effectiveness in 2013.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that these costs will aggregate approximately $5,000 for the year ended September 30, 2013.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended September 30, 2012, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name, age and position of each director and executive officer of our company as of September 30, 2012:

Name	Age	Position(s)
Laurence Shelver	70	Director and Chief Executive Officer
Clayton Shelver	47	Director, Secretary, Chief Financial Officer and Treasurer
Lyle T. Morse	64	Director

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

Clayton Shelver, Mr. Shelver, currently the Chief Technology Officer and Director of SARS Corporation, has extensive experience in information technology and remote data communications.  Before founding SARS, Mr. Shelver served as Vice President of IT for Yukon Fuel Company from August 1996 to November 2001 and previously was IT Manager for Yutana Barge Lines in Alaska. He has developed ISO 9002 Quality Assurance Programs, managed information technology departments, and been part of mergers and acquisition teams in a number of businesses. Mr. Shelver received a B.A. degree (Information Systems Concentration) and an M.B.A. from the University of Washington. Mr. Shelver has served as Director and Secretary of the Company since his appointment by the Company on September 18, 2009 and as Treasurer and Interim Chief Financial Officer of the Company since his appointment by the Company on April 18, 2011.

Lyle T. Morse. Mr. Morse is currently the Assistant Deputy Secretary serving as Director of Correctional Industries for the State of Washington Department of Corrections, responsible for managing operations of Class II offender work programs at all adult corrections facilities, including over 1,600 offenders and a civilian staff of 240.  Mr. Morse is also a member of the Department of Corrections executive staff and reports to the Secretary of Corrections for the purposes of establishing policy in conjunction with the Correctional industries Board of Directors, reporting and testifying to the legislature on program goals, the efficient management of diverse industries at multiple sites and insuring funding for programs primarily from sales of products by maintaining profitable businesses.  He has been with the Department of Corrections since 2007.  Since 2000, Mr. Morse has also served as the Vice Chair on the Board of Directors of South Sound Bank where he also served on the audit committee and the human resources committee.  Prior to 2007, Mr. Morse was the President and Chairman of the Fish Brewing Company, for which he produced an implemented a business plan that fueled its growth and which remains today a strong commercial business in downtown Olympia.  Between 1989 and 2001, Mr. Morse also served as President and Chairman of Norse Furniture Corporation for which he implemented computer aided manufacturing systems that enabled the capacity of the plant to grow from a plant $1-$2 million in annual sales, employing a workforce of 25, to over $16 million in sales and employing up to 150 employees.  After facilitating the successful sale of Norse Furniture Corporation in 2001, Mr. Morse served for three more years as Director of Marketing. Mr. Morse has received numerous professional awards, including the Governor’s (Washington) Award for Leadership in Management in 2011, the 2009 Department of Corrections Secretary Leadership Award, NWACUHO Life Time Service Award (inaugural recipient), Northwest Association of College and University Housing Officers AIMHO Award for Service (inaugural Award Winner), Association of Intermountain Housing officers NWACUHO Award for Service (only corporate winner in its history), ACUHO I Corporate Friend, and the Association of College and University Housing Officers, International Community Service History.  Mr. Morse is a graduate of Western Washington University. Mr. Morse has served on our board of directors since his appointment on July 18, 2011.

Composition of Board of Directors

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  As of September 30, 2012, we had three (3) directors on our board of directors (the “Board”):  Laurence Shelver, Clayton Shelver, and Lyle T. Morse.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the Board and hold office until removed by the Board.

Family Relationships

Laurence Shelver is the father of Clayton Shelver.

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

The following Summary Compensation Table sets forth certain information concerning the compensation of (ii) our Chief Executive Officer/Chief Financial Officer, (ii) our other two most highly compensated executive officers, and (iii) other personnel required to be disclosed by this Item whose compensation exceeds $100,000, for the fiscal years ended September 30, 2012 and 2011 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) *		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clayton Shelver(1)	2012	$250,000	-0-	-0-	-0-		-0-	-0-	-0-	$250,000
Director, Chief Financial Officer, Treasurer and Secretary	2011	$104,167	-0-	-0-	$40,000	(2)	-0-	-0-	-0-	$144,167
Laurence Shelver(3)	2012	$300,000	-0-	-0-	-0-		-0-	-0-	-0-	$300,000
Director and Chief Executive Officer	2011	$125,000	-0-	-0-	$40,000	(4)	-0-	-0-	-0-	$165,000

(1)	Clayton Shelver was appointed Secretary and Interim Chief Financial Officer (CFO) of the Company effective April 18, 2011, having previously served as a director of the Company and as Treasurer since September 18, 2009 and as a consultant of the Company since January 25, 2010. On May 1, 2011, the Company entered into an employment agreement with Mr. Shelver whereby he became CFO.

(2)	On August 1, 2011, Clayton Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement. The options have a five year term. The value of the options of $40,000 was recorded to general and administrative expenses during the year ended September 30, 2011.

(3)	Laurence Shelver was appointed Chief Executive Officer (CEO) and to our board of directors effective April 18, 2011. On May 1, 2011, the Company entered into an employment agreement with Mr. Shelver.

(4)	On August 1, 2011, Laurence Shelver was granted options to purchase 1,903,684 shares of our common stock at an exercise price of $0.03 per share, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement. The value of the options of $40,000 was recorded to general and administrative expenses during the year ended September 30, 2011.

Narrative Disclosure to the Summary Compensation Table

We had employment agreements with certain of our executives. These agreements are summarized below.

Laurence Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Laurence Shelver pursuant to which Mr. Shelver accepted the position of Chief Executive Officer of the Company at an annual salary of $300,000, commencing on the effective date of May 1, 2011. He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors. Mr. Shelver was also entitled to an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, or options to purchase 1,903,684 shares of our common stock, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options was set at the five day trailing volume weighted average price for the five trading days prior to the grant date, or $0.03 per share. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement. The options have a five year term. At September 30, 2012 and 2011, we owed Mr. Shelver approximately $420,000 and $120,000, respectively, in accrued salary.

Clayton Shelver – Effective May 1, 2011, we entered into a five-year employment contract with Clayton Shelver pursuant to which Mr. Shelver accepted the positions of Chief Financial Officer and Treasurer of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011. He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors. Mr. Shelver was also entitled to an incentive option grant on August 1, 2011, representing not less than 5.0% of the issued and outstanding capital stock of the Company on a non-dilutive basis, or options to purchase 1,903,684 shares of our common stock, requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The strike price of the options was set at the five day trailing volume weighted average price for the five trading days prior to the grant date, or $0.03 per share. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement. The options have a five year term. At September 30, 2012 and 2011, we owed Mr. Shelver approximately $349,000 and $99,000, respectively, in accrued salary.

David Otto – Effective May 1, 2011, we entered into a five-year employment contract with David Otto pursuant to which Mr. Otto accepted the positions of General Counsel and Vice President of Finance of the Company at an annual salary of $250,000, commencing on the effective date of May 1, 2011. He will also be entitled to a discretionary annual bonus at the sole discretion of the board of directors. At September 30, 2012 and 2011, we owed Mr. Otto approximately $349,000 and $99,000, respectively, in accrued salary.

Employment Agreements with former executive officers

Effective April 16, 2011, John Sams resigned as Director, President and CEO and David Coloris resigned as Director of the Company. The resignations were not as a result of any disagreement with the Company. As of September 30, 2012 and 2011, we did not owe Mr. Sams or Mr. Coloris any accrued salary.

Lance Miyatovich Agreement

On October 8, 2010, Lance Miyatovich resigned from his positions as President, Chief Financial Officer and Chief Executive Officer and from his position as director of the Company. At September 30, 2012 and 2011, we owed Mr. Miyatovich approximately $205,000 in accrued salary, which was included in accounts payable and accrued expenses in the consolidated balance sheet.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information related to outstanding equity awards for each of the Named Executive Officers as of September 30, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Laurence Shelver	1,903,684	(1)	0	0	$0.03	8/1/2016	0	0	0	0

Clayton Shelver	1,903,684	(1)	0	0	$0.03	8/1/2016	0	0	0	0

(1)	The options were granted on August 1, 2011, pursuant to an employment contract requiring adjustment of the actual number of options upward or downward in the event of an increase or decrease in the issued and outstanding capital stock of the Company following the grant date, during the period commencing upon the grant date through and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options were immediately vested at grant date, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement. The options have a five year term.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2012, the names and numbers of shares of common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of common stock and the names and number of shares beneficially owned by all of our directors and all of our current executive officers and directors as a group.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based on a total of 76,080,035 common shares outstanding as of December 31, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after December 31, 2012 is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, the business address of each person in the table below is c/o Martin Davis, PLLC, 1200 Westlake Avenue N., Suite 604, Seattle, WA 98109.

Common Stock :
Name	Number of Shares		Percent of Common Shares Outstanding (%)
Officers and Directors:
Laurence Shelver, Director, President and CEO	4,776,182	(1)(2)(3)	6.3%
Clayton Shelver, Director and CFO	1,908,230	(4)(5)	2.5%
Lyle T. Morse, Director	0	*
All directors and executive officers as a group (3 persons)	6,684,412		8.8%

5% Shareholders:
Saratoga Capital Partners, LLC	18,275,641	(6)(7)(8)(9)(10)(11)	24.0%
601 Union St., Suite 4500, Seattle, WA 98101
Beleza Capital, LLC	7,215,000	(12)	9.5%
Ryan Wear	5,000,000		6.6%
Ron Tate	24,874,181	(13)(14)(15)(16)(17)	32.7%

* Beneficial ownership of less than 1% is omitted.

(1)	In connection with Laurence Shelver’s Employment Agreement, Mr. Shelver was granted an option to purchase 1,903,884 shares of our common stock on August 1, 2011, representing not less than 5.0% of the issued and outstanding shares upon exercise of the option, on a non-dilutive basis until and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options are fully vested, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.

(2)	In September 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $75,000, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The promissory note was issued together with a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

(3)	In December 2011, we entered into a 10% promissory note with Laurence Shelver, our CEO and President and a director of the Company in an aggregate principal amount of $11,175, due within five (5) days following the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The promissory note was issued together with a warrant to purchase up to 372,498 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

(4)	In January 25, 2010, we entered into a 12-month consulting services contract with Mr. Shelver, and in July 2010, we issued 4,546 fully paid, vested and non-assessable shares of our common stock to Mr. Shelver as payment in full under the consulting services contract.

(5)	In connection with Clayton Shelver’s Employment Agreement, Mr. Shelver was granted an option to purchase 1,903,884 shares of our common stock on August 1, 2011, representing not less than 5.0% of the issued and outstanding shares upon exercise of the option, on a non-dilutive basis until and including the issuance of any securities in financing obtained subsequent to the grant date in excess of $5.0 million. The options are fully vested, but forfeitable to the Company prior to their exercise in the event that Mr. Shelver terminates his employment without cause during the term of the employment agreement.

(6)	In May 2011, we entered into an 8% Convertible Promissory Note agreement in the amount of $400,000 with Saratoga Capital Partners, LLC (“Saratoga”), with a maturity date of June 1, 2012, convertible at Saratoga’s option into common stock of the Company at $0.10 per share.

(7)	In September 2011, we entered into a 10% promissory note with Saratoga in the principal amount of $25,000, due upon the Company’s receipt of a capital financing (or cumulative financings) in the amount of $750,000. The promissory note was issued together with a warrant to purchase up to 833,333 shares of our common stock at an exercise price of $0.03 per share. The warrant expires in three years.

(8)	Under the terms of an April 2011 Stock Sale Agreement, certain investors agreed to transfer their existing common stock ownership interests in the Company to Saratoga. Under the terms of the Saratoga Agreement, an aggregate of 3,000,000 shares were transferred to Saratoga.

(9)	Included are 2,500,000 shares of our Series A Preferred stock owned by Saratoga which are convertible into shares of our common stock on a 1:1 basis.

(10)	In August 2012, under our convertible promissory note agreement with Saratoga, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share. In September 2012, under our convertible promissory note agreement with Saratoga, we issued a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.

(11)	In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The assumed conversion price for purposes of the table at December 31, 2012 is $0.0065.

(12)	Includes 400,000 shares of our common stock held by Beleza Capital and 6,815,000 shares of our Series A Preferred Stock held by Beleza Capital which are convertible into shares of our common stock on a 1:1 basis.

(13)	Includes 12,585,719 shares of our common stock held by Mr. Tate.

(14)	In July 2012, we entered into a 12% promissory note with Mr. Tate and Hailey Hollenbeck in the principal amount of $25,000. The promissory note was issued together with a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share. The warrant expires in five years.

(15)	In July 2012, we entered into a 12% convertible promissory note with Ron Tate and Hailey Hollenbeck in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. The assumed conversion price for purposes of the table at December 31, 2012 is $0.0065.

(16)	In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. The assumed conversion price for purposes of the table at December 31, 2012 is $0.0065.

(17)	In June 2012, we entered into a 12% convertible promissory note with Ron Tate in the principal amount of $50,000. The promissory note was issued together with a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share.

For purposes of this table, information as to the beneficial ownership of shares of preferred stock is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our preferred stock are beneficially owned, and sole investment and voting power is held, by the person named. The percentages in this table are based on a total of 17,775,000 Series A Preferred shares outstanding as of September 30, 2012. For purposes of computing the percentage of outstanding shares of our Series A Preferred stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after September 30, 2012 is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Series A Preferred Stock :
Name	Number of Shares		Percent of Series A Preferred Shares Outstanding (%)
Lance Miyatovich (former Director and former CEO)	3,460,000		19.5%
Beleza Capital, LLC	6,815,000		38.3%
Sausalito Capital Partners, LLC	1,250,000	(1)	7.0%
c/o Michael F. Silberstein, Esq., 851 Irwin St., Ste 200,
San Rafael, CA 94901
Michael F. Silberstein	3,750,000	(2)	21.1%
851 Irwin St., Ste 200, San Rafael, CA 94901
Saratoga Capital Partners, LLC	2,500,000		14.1%
5 Westminster Court, San Antonio, TX 78257

(1)	Included are 1,250,000 shares of our Series A preferred stock owned by Sausalito Capital Partners. Sausalito does not have voting power over Michael Silberstein’s shares.
(2)	Included are 3,750,000 shares of our Series A preferred stock owned by Mr. Silberstein. Mr. Silberstein does not have voting power over Sausalito’s shares.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7	(1)	$14,575.00	221
Equity compensation plans not approved by security holders	3,807,368	(2)	$0.03	-
Total	3,807,375		$0.06	221

(1)	Consists of 7 shares of common stock underlying awards made pursuant to the 2002 Equity Incentive Plan.
(2)	Consists of common stock underlying awards made to Laurence Shelver, Director, CEO and President and Clayton Shelver, Director, CFO, Treasurer and Secretary under their employment contracts with us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2012 was approximately $36,000.

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2011 was approximately $40,000.

Audit-Related Fees

The aggregate fees billed by our auditors for professional services for audit-related services in the fiscal year ended September 30, 2012 were $46,000. These fees related to audits of acquisition targets of the Company. We were not billed any fees for professional services for audit-related services for 2011.

Tax Fees

We were not billed any fees for tax related fees for the years ended September 30, 2012 or 2011.

All Other Fees

We were not billed any fees by our auditors for all other non-audit services in the fiscal years ended September 30, 2012 and 2011.

ITEM 15.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.29	Stock Purchase Agreement of Magna Energy Services, LLC dated October 5, 2010, incorporated y reference to the Form 10-K filed January 13, 2011.

10.30	Amendment to Magna Stock Purchase Agreement dated October 29, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.31	Amendment No. 4 to Stock Purchase Agreement of Collins Construction, Inc., dated November 30, 2010, incorporated by reference to the Form 10-K filed January 13, 2011.

10.32	Stock Purchase Agreement of Moody Construction & Sons, Inc., dated February 4, 2011, incorporated by reference to the From 10-Q filed February 22, 2011.

10.33	Engagement Agreement with Mosaic Capital LLC and Mosaic Capital Securities LLC, dated April 21, 2011, incorporated by reference to the Form 8-K/A filed April 27, 2011.

10.34	Stock Purchase Agreement of Lary Archer & Associates, Inc., dated July 12, 2011, incorporated by reference to the From 8-K filed July 15, 2011

10.35	Employment Agreement with Laurence Shelver dated May 1, 2011, filed herewith

10.36	Employment Agreement with Clayton Shelver dated May 1, 2011, filed herewith

10.37	Employment Agreement with David Otto date Mat 1, 2011, filed herewith

10.38	Equity Purchase Agreement with El Gas North America, LLC, incorporated by reference to the Company’s Form 8-K filed November 16, 2011

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010

99.11	Press Release Dated October 8, 2010, incorporated by reference to the Company’s Form 8-K filed October 13, 2010

99.12	Press Release Dated December 1, 2010, incorporated by reference to the Company’s Form 8-K filed December 1, 2010

99.13	Press Release Dated February 7, 2011, incorporated by reference to the Company’s Form 8-K filed February 7, 2011

99.14	Press Release Dated July 14, 2011, incorporated by reference to the Company’s Form 8-K filed February 15, 2011

99.14	Press Release Dated November 16, 2011, incorporated by reference to the Company’s Form 8-K filed November 16, 2011

101	The following financial statements from the Company’s 10-K for the fiscal year ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Equity (v) Notes to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2013	GeoBio Energy, Inc.

	By:	/s/ Laurence Shelver
Laurence Shelver

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Laurence Shelver /January 14, 2013	Chief Executive Officer (principal executive officer),
Laurence Shelver	Chief Financial Officer (principal accounting officer)
and Director

