Form 10-Q
period 2012-12-31
GeoBio Energy, Inc.
filed 2013-02-19
CIK 1157004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 12, 2013, approximately 76,080,035 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2012	2012
	(in thousands, except share and per share amounts)
ASSETS
Current Assets
Cash	$4	$4
Total current assets	4	4
Exclusive distribution agreement	166	175

Total assets	$170	$179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,797	$1,639
Accrued payroll	1,666	1,443
Convertible and non-convertible notes payable to non-related parties, net of discount of $26 and $8, respectively	218	214
Convertible notes payable to related parties, net of discount of $40 and $54, respectively	960	945
Notes payable to related parties, net of discount of $27 and $33, respectively	1,083	1,077
Advances	146	145
Total current liabilities	5,870	5,463

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized; 30,000,000 shares designated as Series A at both December 31, 2012 and September 30, 2012; 20,775,000 issued and outstanding at both December 31, 2012 and September 30, 2012	71	71
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 76,080,035 and 54,928,235 issued and outstanding at December 31, 2012 and September 30, 2012, respectively	24,817	24,730
Deficit accumulated during the development stage	(30,588)	(30,085)

Total stockholders' equity (deficit)	(5,700)	(5,284)

Total liabilities and stockholders' equity (deficit)	$170	$179

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		From Inception (November 1, 2004) Through December 31,
	2012	2011	2012
	(in thousands, except share and per share amounts)

Sales	$5	$-	$17
Cost of sales	11	-	65
Gross profit (loss)	(6)	-	(48)

Operating Expenses
Selling and marketing	-	-	193
Research and development	-	-	103
General and administrative	372	398	26,673
Depreciation and amortization	-	-	185
Impairment	-	-	1,585
Total operating expenses	372	398	28,739
Loss from operations	(378)	(398)	(28,787)
Interest expense	(128)	(67)	(2,073)
Net gain on extinguishment of liabilities	3	-	272
Net loss	$(503)	$(465)	$(30,588)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Shares used in computing net loss per share - basic and diluted	70,283,342	15,669,718

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Stage	Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$-	364	$-	$-	$-
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP) contributed to DEP in exchange for cash and property	-	-	955	291	-	-291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		-
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Additional shares of common stock issued in connection with El Gas purchase agreement			2,500,000	5		5
Common stock and warrants issued for services			50,000	41		41
Warrants issued in connection with notes payable				12		12
Issuance of common stock upon conversion of notes payable and accrued interest			30,299,919	190		190
Issuance of common stock in settlement of liabilities			3,127,076	7		7
Beneficial conversion feature of convertible liabilities				79		79
Net loss					(1,912)	(1,912)
Balance September 30, 2012	17,775,000	71	54,928,235	24,730	(30,085)	(5,284)
Issuance of common stock upon conversion of notes payable and accrued interest			1,151,800	12		12
Beneficial conversion feature of convertible liabilities				31		31
Common stock issued for services			20,000,000	44		44
Net loss					(503)	(503)
Balance December 31, 2012	17,775,000	$71	76,080,035	$24,817	$(30,588)	$(5,700)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,		From Inception (November 1, 2004) through December 31,
	2012	2011	2012
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(503)	$(465)	$(30,588)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9	-	202
Amortization of debt discount	35	7	1,220
Non-cash stock-based compensation for consulting, director fees and other expenses	44	1	18,140
Issuance of note payable as consideration for executive search services and expenses	-	11	336
Non-cash expense for bad debt reserve and write-down of inventory	-	-	59
Loss of assets due to fire	-	-	50
Non-cash extension or forebearance fee on note or advances payable	-	-	152
Impairment of assets	-	-	1,585
Net gain on extinguishment of liabilities	(3)	-	(272)
Changes in operating assets and liabilities, excluding assets and liabilities from acquisitions and dispositions:
Accounts receivable	-	-	(5)
Inventory	-	-	(79)
Prepaid expenses	-	6	6
Employee advances	-	-	(6)
Deposits	-	-	(6)
Accounts payable and accrued expenses and accrued payroll	385	410	6,460
Net cash used in operating activities	(33)	(30)	(2,746)
Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(477)
Net cash used in investing activities	-	-	(477)
Cash Flows From Financing Activities
Advances for company expenses	-	-	559
Repayment of advances	-	-	(67)
Stockholder contributions and payment of expenses on behalf of the Company	-	-	493
Borrowings on notes payable	33	33	936
Proceeds from sale of units in private placement	-	-	755
Borrowings on related party notes	-	-	551
Net cash provided by financing activities	33	33	3,227
Net Change In Cash	-	3	4
Cash, beginning of period	4	5	-
Cash, end of period	$4	$8	$4

Supplemental Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$-	$75	$75
Issuance of note payable for Exclusive Distribution Agreement	$-	$100	$100
Conversion of advances payable to note payable	$-	$-	$148
Conversion of advances payable to related party to accounts payable	$-	$-	$23
Common and preferred shares issued on conversion or settlement of liabilities	$12	$-	$1,735
Conversion of accounts payable to notes payable	$-	$232	$2,035
Debt discount related to warrants issued with debt or beneficial conversion feature of convertible liabilities	$31	$8	$1,238
Contribution of airplane and other assets by related party	$-	$-	$139
Conversion of contributions of cash and airplane by related party to common stock	$-	$-	$291
Accrued financing fees for private placement	$-	$-	$(76)
Issuance of warrants as financing fee on private placement	$-	$-	$(66)
Contribution of inventory and assets in exchange for units	$-	$-	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$-	$-	$36
Disposition of advances	$-	$-	$6
Disposition of deposits	$-	$-	$6
Disposition of property and equipment	$-	$-	$409
Settlement of payroll obligations	$-	$-	$(261)
Settlement of related party payable and interest payable	$-	$-	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$-	$-	$(152)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2012

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

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2012, we had a deficit accumulated during the development stage of approximately $30.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.9 million as of December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended September 30, 2012, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended December 31, 2012 are not necessarily indicative of the results for the year ending September 30, 2013 or for any future period.

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

The following numbers of potential common shares have been excluded (as of December 31), in thousands:

	2012	2011

Series A Preferred Stock	17,775	17,775
Convertible debentures	37,507	4,100
Warrants	7,542	5,075
Options	3,807	3,807
Total	66,631	30,757

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

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0095 per share.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0095 per share.

In July 2012, we entered into a 12% convertible promissory note with Ron Tate and Hailey Hollenbeck in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0095 per share.

In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0095 per share.

In October 2012, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from October 23, 2012 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0047 per share.

See further discussion regarding notes payable at Note 5.

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company began amortizing the exclusive distribution agreement during the quarter ended December 31, 2012 because product sales have commenced. Amortization expense was $8,750 for the three months ended December 31, 2012. The Company expects that amortization expense will approximate $35,000 in each of the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

Debt Discounts

Debt discounts are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts amounted to approximately $35,000, $7,000 and $1,220,000 during the three months ended December 31, 2012 and 2011 and the period from inception to December 31, 2012, respectively.

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

Note 4. Related Party Transactions

Martin Davis PLLC and David M. Otto

David M. Otto, the managing partner at Martin Davis PLLC and the former managing partner of The Otto Law Group, PLLC, is a stockholder of the Company and our current Vice President of Finance.  We recorded approximately $73,000 and $142,000 in legal fees to Martin Davis PLLC for the three months ended December 31, 2012 and 2011, respectively, and $3,223,000 in legal fees to Martin Davis PLLC for the period from inception to December 31, 2012 as general and administrative expenses.

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

As of December 31, 2012 and September 30, 2012, approximately $595,000 and $524,000, respectively, in fees to Martin Davis, PLLC, were unpaid and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both December 31, 2012 and September 30, 2012, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accrued payroll in the condensed consolidated balance sheets.

In October 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock. In December 2011, Mr. Miyatovich assigned a total of 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

Related Party and Other Advances

As of December 31, 2012 and September 30, 2012, advances and accrued interest totaled approximately $146,000 and $145,000, respectively. All of these advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $103,000 at both December 31, 2012 and September 30, 2012.

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

Laurence Shelver – At December 31, 2012 and September 30, 2012, we owed Mr. Shelver approximately $495,000 and $420,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Clayton Shelver – At December 31, 2012 and September 30, 2012, we owed Mr. Shelver approximately $411,000 and $349,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

David Otto –At December 31, 2012 and September 30, 2012, we owed Mr. Otto approximately $411,000 and $349,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Note 5. Notes Payable

At December 31, 2012 and September 30, 2012, notes payable were comprised of the following (in thousands):

	December 31,	September 30,
	2012	2012
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., $0.10 conversion price	-	10
8% Convertible note payable to James Rodgers, $0.01 conversion price, due 3/1/13	108	108
12% Convertible note payable to Gregory Qualls, $0.10 conversion price, in default, net of discount of $0 and $8, respectively	25	17
8% Convertible note payable to Value Corp, Inc., $0.01 conversion price	-	1
22% Note payable to Jack Walkley, in default	25	25
22% Note payable to Jack Walkley, in default	25	25
8% Convertible note payable to Asher Enterprises, Inc., due 7/25/13, net of discount of $26 and $0, respectively	7	-
Related Party Convertible Notes
18% Convertible note payable to Ray Purdon, in default	86	86
18% Convertible note payable to Ray Purdon, in default	53	53
18% Convertible note payable to Ray Purdon, in default	248	248
18% Convertible note payable to Ray Purdon, in default	25	25
12% Convertible Promissory note payable to Saratoga Capital Partners, LLC, $0.10 conversion price, in default	400	400
18% Convertible note payable to Otto Law Group, in default	63	63
12% Convertible note payable to Saratoga Capital Partners, LLC, due 8/14/13, net of discount of $7 and $11, respectively	18	13
12% Convertible note payable to Saratoga Capital Partners, LLC, due 9/16/13, net of discount of $10 and $13, respectively	15	12
12% Convertible note payable to Ron Tate, due 6/13/13, net of discount of $15 and $19, respectively	35	31
12% Convertible note payable to Ron Tate and Hailey Hollenbeck, due 7/23/13, net of discount of $8 and $11, respectively	17	14
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
20% Promissory note payable to David M. Otto, in default	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Martin Davis Law Group, PLLC, in default	289	289
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	3	3
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	10	10
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	5	5
10% note payable to Saratoga Capital Partners, LLC, net of discount of $7 and $10, respectively	18	15
22% Promissory note payable to David M. Otto, in default	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $19 and $22, respectively	56	53
10% Promissory note payable to Laurence Shelver, net of discount of $1	10	10
8% Note payable to Mark Cangany (El Gas purchase agreement, see Note 1)	100	100
20% Note payable to Sausalito Capital Partners I, LLC, in default	400	400
10% Note payable to Otto Capital, LLC	4	4
10% Note payable to Otto Capital, LLC	4	4
10% Note payable to Otto Capital, LLC	4	4
20% Note payable to Peter Cangany, in default	3	3
10% note payable to Otto Capital, due 8/15/13	3	3
	$2,261	$2,236

Notes payable above not noted as in default or without a stated maturity date are due when specified amount of financing is raised by the Company and thus do not have fixed maturity.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock

See Note 4 for discussion of preferred stock activity for the three months ended December 31, 2011 (none in 2012).

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

In October 2012, we issued 20,000,000 shares of our common stock under our agreement with Curing Capital. The value of the shares of $44,000 based on the closing price of our common stock of $0.002 on the date of issuance was recorded to general and administrative expense in the three months ended December 31, 2012. See Note 7.

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

Warrants — Under our promissory note agreement with Otto Capital, LLC, a related party, in November 2011, we issued a three-year warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share.

Under our promissory note agreement with Otto Capital, LLC, a related party, in December 2011, we issued a three-year warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share.

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

At both December 31, 2012 and September 30, 2012, there were warrants outstanding for the purchase of 7,542,040 shares of our common stock with a weighted average exercise price of $0.07.

Note 7.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chase in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against certain success (cash and equity) fees earned upon closing a transaction. No equity or debt financing was completed under Goodrich Capital, LLC. Under the terms of the agreement, we paid Goodrich Capital $30,000 in January 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of December 31, 2012 and September 30, 2012 in the accompanying condensed consolidated balance sheets.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of December 31, 2012 and September 30, 2012 in the accompanying condensed consolidated balance sheets.

Curing Capital

In October 2012, we entered into an agreement with Curing Capital for strategic financial consulting services in exchange for 40,000,000 shares of the Company’s common stock as a retainer, 50% of which shares are to be held in escrow and released to Curing Capital only if the Company obtains at least $20,000,000 in financing directly as a result of Curing Capital’s introduction during the 120-day term of the agreement, and in the event that Curing Capital introduces any amount less than $20 million, the escrow shares will be cancelled. In October 2012, we issued the nonforfeitable 20,000,000 shares of our common stock to Curing Capital under the agreement. See Note 6. The common stock issued is to be entitled to piggyback registration rights on all registrations of the Company except for registrations filed on Form S-4 or Form S-8, or on any demand registrations of any other investor. In addition, introductory fees equal to a percentage of any capital the Company obtains directly as a result of Curing Capital’s introduction are due in cash, pursuant to the following schedule:

Introduction
Amount of Capital Obtained	Fee

Less than $500,000	$46,619
$500,001 to $1,000,000	72,112
$1,000,001 to $2,000,000	155,073
$2,000,001 to $5,000,000	389,112
$5,000,001 to $10,000,000	785,073
$10,000,001 to $15,000,000	1,025,944
$15,000,001 to $20,000,000	1,205,944
$20,000,001 to $30,000,000	1,405,944

In addition, in the event that the Company obtains amounts in excess of $30 million, an introduction fee is due in the amount of $53,910 per $1.0 million above the $30 million raised.

Note 8.  Subsequent Events

In January 2013, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from January 11, 2013 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable.

In January 2013, the Company paid $500 against the outstanding principal balance of the 8% convertible promissory note in outstanding aggregate principal amount of $148,280.48 due to James Rodgers, due March 1, 2013. The note was then cancelled and reissued as a new 8% convertible promissory note in aggregate principal amount of $147,780.48, due January 24, 2014 unless otherwise converted.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2012, we had a deficit accumulated during the development stage of approximately $30.6 million and expect to incur additional losses in the future. Our working capital deficit was approximately $5.9 million as of December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $33,000 and $30,000 in our operating activities in the three months ended December 31, 2012 and 2011, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the three months ended December 31, 2012 and 2011.

Our financing activities provided cash of approximately $33,000 in both the three months ended December 31, 2012 and 2011, due to proceeds from notes payable.

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

Our June 2012 8% Promissory Note payable to Peter Cangany in the amount of $2,500 was due December 4, 2012. The default rate of interest is 20%.

Recent Financing Activities

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

In January 2013, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from January 11, 2013 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable.

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

Results of Operations

In the three months ended December 31, 2012 and 2011, we incurred net losses of approximately $503,000 and $465,000, respectively.

Revenues and Cost of Sales.  We had revenues of $5,000 and cost of sales of $11,000 in the three months ended December 31, 2012, related to sale of equipment by El Gas NA. There were no revenues or cost of sales in the three months ended December 31, 2011. We expect revenues and cost of revenues to increase in future quarters.

Operating Expenses.  Operating expenses decreased to $372,000 in the three months ended December 31, 2012, from $398,000 in the three months ended December 31, 2011 due primarily to the fact that prior year three month period legal expenses were approximately $142,000 due to acquisition-related activities and financing efforts. In the current three month period, legal fees were approximately $73,000.

Interest Expense.  Interest expense increased from $67,000 in the prior year three month period to $128,000 in the current year three month period, due primarily to default interest charged on loan balances and increased amortization of the beneficial conversion feature related to convertible liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2012 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of December 31, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of December 31, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended December 31, 2012 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

In October 2012, we issued 20,000,000 shares of our common stock under our agreement with Curing Capital.

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

Dated: February 19, 2013	GEOBIO ENERGY, INC.

	By:	/s/ Laurence Shelver
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302	Filed herewith

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906	Filed herewith

101	The following financial statements from the Company’s 10-Q for the period ended December 31, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Condensed Consolidated Statements of Equity (Deficit) (v) Notes to Condensed Consolidated Financial Statements

