Form 10-Q
period 2013-03-31
GeoBio Energy, Inc.
filed 2013-06-10
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

GEOBIO ENERGY, INC

(Exact name of registrant as specified in its charter)

_________________

Colorado	333-67174	84-1153946
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

19125 North Creek Parkway, Bothell, WA 98011
(Address of Principal Executive Offices) (Zip Code)

(425) 402-3699
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2013, approximately 76,080,035 shares of the registrant’s common stock were outstanding.

GEOBIO ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

INDEX

Part I		Financial Information	Page
Item 1.
Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the period from inception to March 31, 2013
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013
Notes to Condensed Consolidated Financial Statements (unaudited)
	Item 2.	Management’s Discussion and Analysis of Financial Conditionand Results of Operations
	Item 4.	Controls and Procedures

Part II		Other Information
	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Mine Safety Disclosures
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2013	2012
	(in thousands, except share and per share amounts)

ASSETS
Current Assets
Cash	$—	$4
Total current assets	—	4
Exclusive distribution agreement	157	175
Total assets	$157	$179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,359	$1,639
Accrued payroll	1,890	1,443
Convertible and non-convertible notes payable to non-related parties, net of discount
of $36 and $8, respectively	240	214
Convertible notes payable to related parties, net of discount of $25 and $54, respectively	1,859	945
Notes payable to related parties, net of discount of $18 and $33, respectively	802	1,077
Advances	146	145
Total current liabilities	6,296	5,463

Commitments and contingencies
Stockholders' Equity (Deficit)
Preferred stock and additional paid-in capital, $0.001 par value: 100,000,000 shares authorized;
30,000,000 shares designated as Series A at both March 31, 2013 and September 30, 2012;
20,775,000 issued and outstanding at both March 31, 2013 and September 30, 2012	71	71
Common stock and additional paid-in capital, $0.001 par value:1,000,000,000 shares authorized; 76,080,035 and 54,928,235 issued and outstanding at March 31, 2013
and September 30, 2012, respectively	24,848	24,730
Deficit accumulated during the development stage	(31,058)	(30,085)
Total stockholders' equity (deficit)	(6,139)	(5,284)
Total liabilities and stockholders' equity (deficit)	$157	$179

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012	From Inception (November 1, 2004) Through March 31, 2013

Sales	$—	$—	$5	$—	$17
Cost of sales	9	—	20	—	74
Gross profit (loss)	(9)	—	(15)	—	(57)
			$—
Operating Expenses			—
Selling and marketing	—	—	—	—	193
Research and development	—	—	—	—	103
General and administrative	305	483	677	881	26,978
Depreciation and amortization	—	—	—	—	185
Impairment	—	—	—	—	1,585
Total operating expenses	305	483	677	881	29,044
Loss from operations	(314)	(483)	(692)	(881)	(29,101)
Interest expense	(156)	(77)	(284)	(144)	(2,229)
Net gain on extinguishment of liabilities	—	—	3	—	272
Net loss	$(470)	$(560)	$(973)	$(1,025)	$(31,058)
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.06)
Shares used in computing net loss per share -		0
basic and diluted	76,080,035	19,001,240	73,033,620	17,326,377

See notes to condensed consolidated financial statements

 GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

GEOBIO ENERGY, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount		Total
	(in thousands, except share and per share amounts)
At inception November 1, 2004	-	$ -	364	$ -	$ -	$ -
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(1)	(1)
Balance December 31, 2004	-	-	378	-	(1)	(1)
Sale of common stock at $0.50 per pre-split share	-	-	14	-	-	-
Net loss	-	-	-	-	(51)	(51)
Balance December 31, 2005	-	-	392	-	(52)	(52)
Sale of common stock at $0.50 per pre-split share	-	-	3	-	-	-
Return and cancellation of common stock in exchange for two former subsidiaries	-	-	(30)	-	-	-
Common stock share from reverse split	-	-	1	-	-	-
Issuance of common stock upon conversion of note payable	-	-	273	507	-	507
Common stock issued to former Member of Domestic Energy Partners LLC (DEP)						-
contributed to DEP in exchange for cash and property	-	-	955	291	-	291
Issuance of common stock in merger	-	-	3,955	-	-	-
Net loss	-	-	-	-	(422)	(422)
Balance September 30, 2006	-	-	5,549	798	(474)	324
Issuance of common stock warrants and related repricing per agreement	-	-	-	48	-	48
Discount for beneficial conversion feature	-	-	-	14	-	14
Sale of units in private placement, net	-	-	69	679	-	679
Issuance of units in exchange for goods and services	-	-	13	135	-	135
Issuance of warrants for consulting services and director compensation	-	-	-	576	-	576
Net loss	-	-	-	-	(2,367)	(2,367)
Balance September 30, 2007	-	-	5,631	2,250	(2,841)	(591)
Issuance of common stock on conversion of note payable	-	-	8	220	-	220
Common stock received from DEP in exchange for property and liabilities	-	-	(2,592)	-	-	-
Issuance of common stock and warrants to consultants for services	-	-	3,223	15,821	-	15,821
Issuance of common stock for extension of due-date for note payable	-	-	23	75	-	75
Issuance of common stock to an employee for amounts owed	-	-	37	60	-	60
Issuance of common stock to a former note holder in settlement of a dispute	-	-	82	135	-	135
Issuance of common stock for acquisition of GeoAlgae Technology Inc.	-	-	1,069	1,469	-	1469
Issuance of warrants to officer	-	-	-	130	-	130
Net loss	-	-	-	-	(18,481)	(18,481)
Balance September 30, 2008	-	-	7,481	20,160	(21,322)	(1,162)
Issuance of common stock and warrants to consultant for services	-	-	182	53	-	53
Beneficial conversion feature of convertible debt	-	-	-	733	-	733
Stockholder payment of expenses on behalf of the Company	-	-	-	24	-	24
Issuance of preferred stock in settlement of accounts payable	5,000,000	20	-	-	-	20
Issuance of common stock on conversion of convertible liabilities	-	-	254,946	199	-	199
Issuance of common stock pursuant to cashless exercise of warrant	-	-	819	-	-	-
Net loss	-	-	-	-	(1,188)	(1,188)
Balance September 30, 2009	5,000,000	20	263,428	21,169	(22,510)	(1,321)
Issuance of common stock on conversion of convertible liabilities	-	-	114,546	118	-	118
Issuance of preferred stock to officer and consultant for services	22,500,000	90	-	-	-	90
Issuance of common stock to board member and consultant for services	-	-	113,637	62	-	62
Issuance of common stock upon conversion of notes payable	-	-	1,812,809	801		801
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	401	-	401
Beneficial conversion feature of convertible liabilities	-	-	-	173	-	173
Net loss	-	-	-	-	(2,752)	(2,752)
Balance September 30, 2010	27,500,000	110	2,304,420	22,724	(25,262)	(2,428)
Issuance of common stock on conversion of convertible liabilities	-	-	2,081,820	118	-	118
Beneficial conversion feature of convertible liabilities	-	-	-	162	-	162
Conversion of preferred stock to common stock	(6,725,000)	(27)	6,725,000	27	-	-
Stockholder contributions and payment of expenses on behalf of the Company	-	-	-	68	-	68
Issuance of common stock in connection with termination of Collins acq. agreement	-	-	200,000	30	-	30
Issuance of common stock for forebearance related to advances payable	-	-	140,000	77	-	77
Options and warrants issued for services	-	-	-	115	-	115
Warrants issued in connection with notes payable	-	-	-	48	-	48
Issuance of common stock to officer and consultant for services	-	-	2,000,000	940	-	940
Net loss	-	-	-	-	(2,911)	(2,911)
Balance September 30, 2011	20,775,000	83	13,451,240	24,309	(28,173)	(3,781)
Conversion of preferred stock to common stock	(3,000,000)	(12)	3,000,000	12		-
Common stock issued in connection with acquisition of exclusive distribution agreement			2,500,000	75		75
Additional shares of common stock issued in connection with El Gas purchase agreement			2,500,000	5		5
Common stock and warrants issued for services			50,000	41		41
Warrants issued in connection with notes payable				12		12
Issuance of common stock upon conversion of notes payable and accrued interest			30,299,919	190		190
Issuance of common stock in settlement of liabilities			3,127,076	7		7
Beneficial conversion feature of convertible liabilities				79		79
Net loss					(1,912)	(1,912)
Balance September 30, 2012	17,775,000	71	54,928,235	24,730	(30,085)	(5,284)
Issuance of common stock upon conversion of notes payable and accrued interest			1,151,800	12		12
Beneficial conversion feature of convertible liabilities				62		62
Common stock issued for services			20,000,000	44		44
Net loss					(973)	(973)
Balance March 31,2013	17,775,000	$ 71	76,080,035	$ 24,848	$ (31,058)	$ (6,139)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended March 31,
	2013	2012	From Inception (November 1, 2004) through March 31, 2013
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(973)	$(1,025)	$(31,058)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18	—	211
Amortization of debt discount	79	12	1,264
Non-cash stock-based compensation for consulting, director fees and other expenses	44	1	18,140
Issuance of note payable as consideration for executive search services and expenses	—	11	336
Non-cash expense for bad debt reserve and write-down of inventory	—	—	59
Loss of assets due to fire	—	—	50
Non-cash extension or forebearance fee on note or advances payable	—	—	152
Impairment of assets	—	—	1,585
Net gain on extinguishment of liabilities	(3)	—	(272)
Changes in operating assets and liabilities, excluding assets and liabilities		—
from acquisitions and dispositions:
Accounts receivable	—		(5)
Inventory	—	—	(79)
Prepaid expenses	—	6	6
Employee advances	—	—	(6)
Deposits	—	—	(6)
Accounts payable and accrued expenses and accrued payroll	765	904	6,840
Net cash used in operating activities	(70)	(91)	(2,783)
Cash Flows From Investing Activities
Purchases of property and equipment	—	—	(477)
Net cash used in investing activities	—	—	(477)
Cash Flows From Financing Activities		—
Advances for company expenses	—	9	559
Repayment of advances	—	—	(67)
Stockholder contributions and payment of expenses on behalf of the Company	—	—	493
Borrowings on notes payable	66	112	969
Proceeds from sale of units in private placement	—	—	755
Borrowings on related party notes	—	—	551
Net cash provided by financing activities	66	121	3,260
Net Change In Cash	(4)	30	—
Cash, beginning of period	4	5	—
Cash, end of period	$—	$35	$—

Supplemental Disclosure:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for Exclusive Distribution Agreement	$—	$75	$75
Issuance of note payable for Exclusive Distribution Agreement	$—	$100	$100
Conversion of advances payable to note payable	$—	$148	$148
Conversion of advances payable to related party to accounts payable	$—	$—	$23
Common and preferred shares issued on conversion or settlement of liabilities	$12	$—	$1,735
Conversion of accounts payable to notes payable	$595	$232	$2,630
Debt discount related to warrants issued with debt or beneficial conversion feature
of convertible liabilities	$62	$12	$1,269
Contribution of airplane and other assets by related party	$—	$—	$139
Conversion of contributions of cash and airplane by related party to common stock	$—	$—	$291
Accrued financing fees for private placement	$—	$—	$(76)
Issuance of warrants as financing fee on private placement	$—	$—	$(66)
Contribution of inventory and assets in exchange for units	$—	$—	$47
Non-cash adjustment of assets and liabilities due to disposition:
Disposition of inventory	$—	$—	$36
Disposition of advances	$—	$—	$6
Disposition of deposits	$—	$—	$6
Disposition of property and equipment	$—	$—	$409
Settlement of payroll obligations	$—	$—	$(261)
Settlement of related party payable and interest payable	$—	$—	$(80)
Issuance of common stock for note and advances payable extension or forebearance fee	$—	$—	$(152)

See notes to condensed consolidated financial statements

GEOBIO ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2013

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

The merger of the Company and DEP was accounted for as a reverse merger. The assets and liabilities of DEP are presented in the consolidated balance sheet at book value.  The historical operations presented in our consolidated statements of operations are those of DEP. On December 20, 2007, the Company entered into and closed an Asset Purchase, Settlement and Mutual Release Agreement with the former Members of DEP and effectively disposed of its interest in DEP.

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

As of March 31, 2013, we have been unable to raise any financing to take advantage of the El Gas NA business opportunity. As such, the Company has entered into discussions with Mark Cangany, President of El Gas NA, in order to attempt to complete a working arrangement that acknowledges our limited financial resources and Mr. Cangany and El Gas NA’s need to secure financing for sales and marketing expenses, salaries and growth objectives.

Note 2.  Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2013, we had a deficit accumulated during the development stage of approximately $31 million and expect to incur additional losses in the future. Our working capital deficit was approximately $6.3 million as of March 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended September30, 2012, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim periods ended March 31, 2013 are not necessarily indicative of the results for the year ending September 30, 2013 or for any future period.

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

The following numbers of potential common shares have been excluded (as of March 31), in thousands:

	2013	2012

Series A Preferred Stock	17,775	17,775
Convertible promissory notes	29,663	31,428
Warrants	7,542	6,042
Options	3,807	3,807
Total	58,787	59,052

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

In May 2012, we entered into a 12% convertible promissory note with Gregory Qualls in an aggregate principal amount of $25,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0176 per share.

In June 2012, we entered into a 12% convertible promissory note with Ronald Tate in an aggregate principal amount of $50,000, due the earlier of the Company’s acquisition of one or more currently targeted asset acquisitions in the oil and gas services industry or October 1, 2012 if not previously converted at the option of the holder into shares of the Company’s common stock at a price per share equal to a 35% discount to the volume-weighted average closing per share price of the Company’s common stock on the OTC:QB or OTC:BB market for the 10 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0176 per share.

In July 2012, we entered into a 12% convertible promissory note with Ron Tate and Hailey Hollenbeck in aggregate principal amount of $25,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0176 per share.

In August and September 2012, we entered into two 12% convertible promissory notes with Saratoga Capital Partners, LLC, in aggregate principal amount of $50,000, convertible into shares of our common stock at a 35% discount of the volume-weighted average closing sale price per share of the Company’s common stock on the OTC:QB or OTC:BB market, for 10 days immediately prior to conversion, at the earlier of a) following the Company’s acquisition of one or more currently targeted acquisitions in the natural oil and gas industry or b) October 1, 2012, at the option of the holder. We have stated the amount in the table above at a conversion price of $0.0176 per share.

In October 2012, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from October 23, 2012 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0102 per share.

In January 2013, we entered into an 8% convertible promissory note in aggregate principal amount of $32,500 with Asher Enterprises, Inc. The note is convertible beginning 180 days from January 11, 2013 into shares of our common stock at a price per share equal to a 49% discount to the average of the lowest two closing per share prices of the Company’s common stock on the OTC:QB or OTC:BB market for the 20 trading days immediately prior to either the maturity date or the conversion date, as applicable. We have stated the amount in the table above at a conversion price of $0.0102 per share.

See further discussion regarding notes payable at Note 5.

Exclusive Distribution Agreement

As discussed in Note 1, in November 2011, the Company acquired the exclusive distribution rights to El Gas NA’s exclusive distributer contract to distribute El Gas s.r.o’s natural gas volume monitoring and correcting equipment and data recorder products in territories including the United States, Canada, Mexico and the Caribbean Islands. The term of the Exclusive Distribution Agreement is through December 31, 2013, with automatic, annual renewals unless cancelled by either party upon three month notice prior to the end of each term. The Company has estimated the useful life of the agreement to be five years. The Company issued 2,500,000 shares of its restricted common stock to acquire the exclusive distribution rights and an 8% promissory note with original principal value of $100,000. The distribution rights were recorded at the fair value of the promissory note of $100,000 plus the market value of the Company’s common stock on November 14, 2011 (closing date of the agreement) of $0.03 per share or $75,000, for a total of $175,000. The Company began amortizing the exclusive distribution agreement beginning October 1, 2013 because product sales have commenced. Product sales have commenced the first fiscal quarter of 2013. The Company expects that amortization expense will approximate $35,000 in each of the fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued expenses, accrued payroll, convertible notes payable, notes payable to related parties, notes payable and advances.  We consider fair value to be an exit price representing the amount that would be received upon the sale of an asset or the transfer of a liability.  The fair value of cash approximate the recorded value based on the short-term nature of these financial instruments (fair value determined based on level 1 inputs in the fair value hierarchy.) The fair value of notes payable to non-related parties and advances approximate the recorded values based on their short-term nature and interest rates that approximate market rates.( fair value determined based in level 3 inputs in the fair value hierarchy) The fair value of notes payable to related parties is presently undeterminable due to the related party nature of the obligations.

Note 4. Related Party Transactions

Martin Davis, PLLC and David M. Otto

David M. Otto, the managing partner at Martin Davis, PLLC and the former managing partner of The Otto Law Group, PLLC, is a stockholder of the Company and our current Vice President of Finance.  We recorded approximately $45,000 and $115,000 in legal fees to Martin Davis, PLLC for the three months ended March 31, 2013 and 2012, respectively,$118,000 and $257,000 for the six months ended March 31, 2013 and 2012, respectively, and $3,240,000 in legal fees to Martin Davis, PLLC for the period from inception to March 31, 2013 as general and administrative expenses.

In October 2011, 12% convertible notes in the amount of $151,257 and $79,998 previously issued to Ray Purdon in July 2011 were transferred to Martin Davis, PLLC and reissued as 8% convertible promissory notes in the amounts of $167,717 and $63,538. Along with the new $167,717, 8% convertible promissory note, due September 1, 2012, accounts payable to Martin Davis, PLLC in the amount of $232,283 were immediately transferred as payable to Sausalito Capital Partners I, LLC (“Sausalito”) in the form of a new 8% Promissory Note in the amount of $400,000 with a maturity date of December 31, 2012. No gain or loss was recognized on this transaction.

As of March 31, 2013 and September 30,2012, approximately $45,000 and $524,000, respectively, in fees to Martin Davis, PLLC, were unpaid and were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In January 2013, we converted the legal fees payable to Martin Davis, PLLC and accrued through December 31, 2012 in the amount of $595,000 into a 12% convertible promissory note.

In March 2013, we amended the 10% promissory note held by Martin Davis, PLLC in the amount of $289,480 dated December 22, 2010 to include conversion terms.

Lance Miyatovich

On October 8, 2010, Mr. Miyatovich submitted his resignation from our board of directors and resigned as President and Chief Executive Officer, having previously served in those capacities since his appointment on September 23, 2009. At both March 31, 2013 and September 30,2012, we owed Mr. Miyatovich approximately $200,000 in accrued salary, which was included in accrued payroll in the condensed consolidated balance sheets.

In October 2011, Mr. Miyatovich assigned a total of 100,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 100,000 shares of our common stock. In December 2011, Mr. Miyatovich assigned a total of 2,900,000 shares of Series A Preferred Stock to an unrelated party, which was immediately converted into 2,900,000 shares of our common stock.

Related Party and Other Advances

As of March 31, 2013 and September 30, 2012, advances and accrued interest totaled approximately $146,000 and $145,000, respectively. All of these advances bear interest at 8% per annum. Of these advances, related party advances and accrued interest totaled approximately $103,000 at March 31, 2013 and September 30, 2012.

Employment Agreements

On April 18, 2011, the Company named Laurence Shelver as Chief Executive Officer (CEO) and to our board of directors. In addition, Clayton Shelver was appointed Secretary and Interim Chief Financial Officer of the Company effective April 18, 2011 having previously served as a director and as Secretary of the Company since his appointment on September 18, 2009.

Laurence Shelver – At March 31, 2013 and September 30, 2012, we owed Mr. Shelver approximately $570,000 and $420,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets. On April 23, 2013, Mr. Shelver resigned as an officer and director. Accordingly, his employment agreement terminated as of his date of resignation.

Clayton Shelver –At March 31, 2013 and September 30, 2012, we owed Mr. Shelver approximately $473,000 and $349,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

David Otto –At March 31, 2013 and September 30, 2012, we owed Mr. Otto $473,000 and $349,000, respectively, in accrued salary, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Note 5. Notes Payable

At March 31, 2013 and September 30, 2012, notes payable were comprised of the following (in thousands):

	March 31,	September 30,
	2013	2012
Convertible note payable due to Tatum, 13.5% per annum, in default	$28	$28
18% Convertible note payable to ValueCorp, Inc., $0.10 conversion
price	—	10
8% Convertible note payable to James Rodgers, $0.01 conversion price,
due1/24/14	108	108
12% Convertible note payable to Gregory Qualls, $0.10 conversion
price, in default, net of discount of $0 and $8, respectively	25	17
8% Convertible note payable to Value Corp, Inc., $0.01 conversion price,	—	1
22% Note payable to Jack Walkley, in default	25	25
22% Note payable to Jack Walkley, in default	25	25
8% Convertible note payable to Asher Enterprises, Inc., due 7/25/13,
net of discount of $15 and $26, respectively	18	—
8% Convertible note payable to Asher Enterprises, Inc., due 9/16/13,	12	—
net of discount of $21 and $0, respectively
Related Party Convertible Notes
18% Convertible note payable to Ray Purdon, in default	86	86
18% Convertible note payable to Ray Purdon, in default	53	53
18% Convertible note payable to Ray Purdon, in default	248	248
18% Convertible note payable to Ray Purdon, in default	25	25
12% Convertible Promissory note payable to Saratoga Capital Partners, LLC,
$0.10 conversion price, in default	400	400
18% Convertible note payable to Otto Law Group, in default	63	63
12% Convertible note payable to Saratoga Capital Partners, LLC, due 8/14/13,
net of discount of $4 and $11, respectively	21	13
12% Convertible note payable to Saratoga Capital Partners, LLC, due 9/16/13,
net of discount of $7 and $13, respectively	18	12
12% Convertible note payable to Ron Tate, due 6/13/13, net of discount
of $10 and $19, respectively	40	31
12% Convertible note payable to Ron Tate and Hailey Hollenbeck, due
7/23/13, net of discount of $4 and $11, respectively	21	14
22% Convertible Note payable to Martin Davis, PLLC,
in default	289	289
12% Convertible Note payable to Martin Davis, PLLC, due 1/1/14	595	—
Related Party Promissory Notes
6% Note payable to Baer (formerly Sausalito), in default	106	106
18% Promissory note payable to Grandview Capital, in default	15	15
18% Promissory note payable to Otto Capital, LLC, in default	15	15
18% Promissory note payable to David M. Otto, in default	20	20
18% Promissory note payable to Otto Capital, LLC, in default	1	1
20% Promissory note payable to David M. Otto, in default	7	7
22% Promissory note payable to Otto Capital, LLC, in default	2	2
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	3	3
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	10	10
22% Promissory note payable to Saratoga Capital Partners, LLC, in default	5	5
10% note payable to Saratoga Capital Partners, LLC, net
of discount of $3 and $10, respectively	22	15
22% Promissory note payable to David M. Otto, in default	8	8
10% Promissory note payable to Laurence Shelver, net of discount of $5
and $22, respectively	59	53
10% Promissory note payable to Laurence Shelver, net of discount of $1	10	10
8% Note payable to Mark Cangany (El Gas purchase agreement, see Note 1)	100	100
20% Note payable to Sausalito Capital Partners I, LLC, in default	400	400
10% Note payable to Otto Capital, LLC	4	4
10% Note payable to Otto Capital, LLC	4	4
10% Note payable to Otto Capital, LLC	4	4
20% Note payable to Peter Cangany, in default	3	3
10% note payable to Otto Capital, due 8/15/13	3	3
	$2,901	$2,236

Notes payable above not noted as in default or without a stated maturity date are due when specified amount of financing is raised by the Company and thus do not have fixed maturity.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock

See Note 4 for discussion of preferred stock activity for the six months ended March 31, 2012 (none in 2013).

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

In October 2012, we issued 20,000,000 shares of our common stock under our agreement with Curing Capital. The value of the shares of $44,000 based on the closing price of our common stock of $0.002 on the date of issuance was recorded to general and administrative expense in the six months ended March 31, 2012. See note 7.

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

Warrants — Under our promissory note agreement with Otto Capital, LLC, in November 2011, we issued a three-year warrant to purchase up to 133,333 shares of our common stock at an exercise price of $0.03 per share.

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

Under our promissory note agreement with Laurence Shelver, our former CEO and President and a director of the Company, in December 2011, we issued a three-year warrant to purchase up to 372,498 shares of our common stock at an exercise price of $0.03 per share.

At March 31, 2013 and September 30, 2012, there were warrants outstanding for the purchase of 7,542,040 shares of our common stock with a weighted average exercise price of $0.07.

Note 7.  Commitments and Contingencies

Stanton Chase International

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012.

TanOak Litigation

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012.

Goodrich Capital, LLC

In January 2010, we entered into an agreement with Goodrich Capital, LLC, for strategic planning, financial and management consulting services in exchange for a non-refundable cash fee of $50,000, creditable against certain success (cash and equity) fees earned upon closing a transaction. No equity or debt financing was completed under Goodrich Capital, LLC. Under the terms of the agreement, we paid Goodrich Capital $30,000 in January 2010. In March 2010, the agreement with Goodrich Capital, LLC was amended. The remaining obligation under the amended agreement, which was terminated pursuant to the amendment, represents $13,500 in fees and expenses and is included in accounts payable and accrued expenses as of March 31, 2013 and September 30, 2012 in the accompanying condensed consolidated balance sheets.

First Capital Resources

On June 27, 2011, we entered into an agreement with First Capital Resources, for investor relations management consulting in exchange for the issuance of 1,000,000 shares of our common stock at signing, for the first month of service. The shares were issued in July 2011 pursuant to the assignment of a convertible note payable originally payable to Ray Purdon and the immediate conversion by First Capital Resources into shares of our common stock. See Note 5. Under the terms of the agreement, additional monthly fees of either cash or stock as follows: (a) 250,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding trading days as reported by Yahoo Finance is at or below $0.05 per share; (b) 100,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the preceding 10 trading days as reported by Yahoo Finance is between $0.051 and $0.10 per share; (c) 75,000 shares of the Company’s common stock for each week the campaign is engaged and running if the closing price for the Company’s common stock for the preceding 10 trading days as reported by Yahoo Finance is over $0.10 per share; or (d) $3,000 per week of the campaign and continuing for each week the campaign is engaged and running; or (e) 100,000 shares of common stock of the Company and $1,500 per week beginning in the 5th week of the campaign and continuing for each week the campaign is engaged and running. The agreement terminated on December 27, 2011. We have not made any additional payments under the agreement and we have included $30,000 in accounts payable and accrued expenses as of March 31, 2013 and September 30, 2012 in the accompanying condensed consolidated balance sheets.

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

Note 8.  Subsequent Events

On April 23, 2013, Mr. Laurence Shelver resigned as an officer and director. Accordingly, his employment agreement terminated as of his date of resignation.

On April 23, 2013, Mr. Lyle Morse resigned as a director.

As of April 23, 2013, Mr. Clayton Shelver is the sole officer and director.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As of March 31, 2013, we had a deficit accumulated during the development stage of approximately $31 million and expect to incur additional losses in the future. Our working capital deficit was approximately $6.3 million as of March 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Discussion of Cash Flows

We used cash of approximately $70,000 and $91,000 in our operating activities in the six months ended March 31, 2013 and 2012, respectively. Cash used in operating activities relates primarily to funding net losses, partially offset by share-based payments of consulting fees, director fees, and other expenses and the net change in operating assets and liabilities.  We expect to use cash for operating activities in the foreseeable future as we continue our operating activities.

Our investing activities used no cash in the six months ended March 31, 2013 and 2012.

Our financing activities provided cash of approximately $66,000 and $121,000 in the three months ended March 31, 2013 and 2012 respectively, due to stockholder contributions and payment of expenses on behalf of the Company, as well as proceeds from notes payable.

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

Our note payable to Saratoga Capital Partners I, LLC in the amount of $400,000 with a maturity date of December 31, 2012 is currently in default and carries a default interest rate of 12%.

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

Our July 2011 8% convertible promissory note payable to Martin Davis PLLC (assigned by the Otto Law Group) in the aggregate principal amount of $63,538 was due December 31, 2012. The default rate of interest is 18%.

Our October 2011 8% Promissory Note payable to Sausalito Capital Partners I, LLC in the amount of $400,000 was due December 31, 2012. The default rate of interest is 12%.

Our May 2012 12% Convertible note payable to Gregory Qualls in the amount of $25,000 was due October 1, 2012 is currently in default.

Our June 2012 20% Note payable to Peter Cangany, in the amount of $2,500 was due December 4, 2012 is currently in default.

Our November 2011 10% note to Otto Capital, in the amount of $4,000 was due November 8, 2012 is currently in default.

Our December 2011 10% note to Otto Capital, in the amount of $4,000 was due December 1, 2012 is currently in default.

Recent Financing Activities

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

Results of Operations

In the three months ended March 31, 2013 and 2012, we incurred net losses of approximately $470,000 and $560,000, respectively and for the six months ended March 31, 2013 and 2012 we incurred net losses of approximately $973,000 and $1,025,000, respectively.

Revenues and Cost of Sales.  We had $5,000 in revenues and $20,000 in cost in sales in the six months ended March 31, 2013 related to sale of equipment by ElGas and no revenue or cost of sales the six months ended March 31, 2012.

Operating Expenses.  Operating expenses decreased to $305,000 in the three months ended March 31, 2013, from $483,000 in the three months ended March 31, 2012, due primarily to a decrease in current year legal, travel and 3rd party consulting fees in the current three month period. In the prior year three month period legal expenses were approximately $115,000 due to acquisition-related activities and financing efforts. In the current three month period, legal fees were approximately $45,000.

Operating expenses decreased to $677,000 in the six months ended March 31, 2013 from $881,000 in the six months ended March 31, 2012, due primarily to fewer costs associated with legal and accounting activities.

Interest Expense.  Interest expense increased from $144,000 in the prior year six month period to $284,000 in the current year six month period. Interest expense increased in the current year six month period compared to the prior year six month period due to increased amortization of the beneficial conversion feature related to convertible liabilities and higher outstanding debt balances.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Laurence Shelver, our former Chief Executive Officer (“CEO”) and Mr. Clayton Shelver, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended September 30, 2012 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of September 30, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)	Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of September 30, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2010, Stanton Chase International (“Stanton Chase”), an executive search firm, served notice of its action filed against the Company in the Supreme Court State of New York, New York Count, Index No. 112613/10, seeking $65,250 in executive consulting fees, which Stanton Chase claims is owed pursuant to a contract between the parties for an executive management search.  The Company disputes the demand based on the fact the Company (i) never entered into a contract with Stanton Chase, (ii) Stanton Chase did not during the period it claimed to provide services ever make the Company aware of any work actually performed or provided and (iii) during the period that Stanton Chase claimed to provide services to Stanton Chase never identified any management personnel for the Company.  As the Company has no nexus to Stanton Chance in New York State, it has not responded to the filed complaint in the State of New York, and has no intention of responding in New York State, at this point. Therefore, it is not possible to evaluate the likelihood of success in this matter at this time, and we have not included any part of the asserted claim in our accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012.

On May 11, 2010, the Company filed a complaint against its former accountants, TanOak Partners, LLC, Chris Wain and Paul Spencer (collectively, “TanOak”), in  King County Superior Court (Geobio Energy, Inc. v. TanOak Partners, LLC, Chris Wain and Paul Spencer, Case Number 10-2-17135-5 SEA), for breach of TanOak’s engagement contract, breach of the covenant of good faith and fair dealing, violation of fiduciary duties, self-dealing and fraudulent misrepresentation/inducement.  TanOak filed an answer and counterclaim on June 3, 2010 seeking damages for work accounting services actually performed and claiming fraud, breach of contract and breach of the covenant of good faith and fair dealing.  In September 2011, the Company and TanOak settled and dismissed the case, under which settlement the Company agreed to pay $50,000 in cash for the services provided upon the Company’s receipt of capital financing not less than $5,000,000 (whether in a single event or cumulatively over multiple financing events). We have included the $50,000 in accounts payable and accrued expenses on the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain information for all securities we sold during the quarter ended March 31, 2013 without registration under the Securities Act of 1933, as amended (the “Securities Act”), other than those sales previously reported in a Current Report on Form 8-K:

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

Date: June 4, 2013	Geobio Energy, Inc
By: /s/ Clayton Shelver
Clayton Shelver Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of our Chief Executive Officer and Chief Financial Officer persuant to section 302	Filed Herewith

32.1	Certification of our Chief Executive Officer and Chief Financial Officer persuant to section 906	Filed Herewith

Exhibit 31.1

CERTIFICATION

Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Clayton Shelver, Interim Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of GEOBIO ENERGY, INC.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 4, 2013	Geobio Energy, Inc
By: /s/ Clayton Shelver
Clayton Shelver Interim Chief Executive Officer(Principal Executive Officer)

CERTIFICATION

Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Clayton Shelver, Chief Financial Officer, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of GEOBIO ENERGY INC.;

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

  The registrant’s other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

e)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

f)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

h)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

c)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 4, 2013	Geobio Energy, Inc
By: /s/ Clayton Shelver
Clayton Shelver Interim Chief Executive Officer(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of GeoBio Energy, Inc. (the “Company”) for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Clayton Shelver, as interim Chief Executive Officer and as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 4, 2013	Geobio Energy, Inc
By: /s/ Clayton Shelver
Clayton Shelver Interim Chief Executive Officer(Principal Executive Officer)

This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.