Form 10-Q/A
period 2013-03-31
GeoBio Energy, Inc.
filed 2013-06-10
CIK 1157004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2013, approximately 76,080,035 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of GeoBio Energy, Inc. for the quarterly period ended March 31, 20123, filed with the Securities and Exchange Commission on June 10, 2013 (the “Form 10-Q”), is solely to correct the indication in the submission page regarding whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). from “Yes” to “No”

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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